Form 10KSB
period 2006-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2007-04-02
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER     333-136436

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

 (Exact name of registrant as specified in charter)

NEVADA	98-0493698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Malta, Dollard des-Ormeaux, Québec, Canada	H9B 2E6
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(514)-825-7118

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.  Yes  ☐        No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐        No  ☒

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 27, 2007, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2007, the Company had outstanding 9,796,672 shares of its common stock, par value $0.001 per share.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Diagnostic Imaging International Corp., a Nevada Corporation, was incorporated on December 12, 2000. Prior to August 19, 2005, the Company was named Galloway Investments Corp. Galloway Investment Corp. was originally established to make investments in real estate properties with development or improvement potential.  One market in which this business plan was going to be pursued was in Canada and for that reason, upon inception, Galloway Investments Corp. created a subsidiary called Galloway Properties Corp.  The real estate market in both the United States and Canada, however, became very active and prices increased rapidly in the 2001-2004 time period.  The then management did not believe there were properties with the characteristics it sought and sufficient upside value to be found.  Therefore, the Company did not pursue any acquisitions of real estate.  In its pursuit of its real estate business objectives, management observed a certain amount of leasing activity in Canada in connection with private medical facilities, and management came to believe that there was a potential for growth of independent medical clinics in Canada.  In July 2005, the Company engaged Mr. Richard Jagodnik to advise it on private healthcare opportunities in Canada and, if there was sufficient opportunity, to develop a new business plan with the objective of owning and operating private diagnostic clinics.  In August 2005, Galloway Properties Corp. was effectively dissolved.

 BUSINESS

Proposed Operations

Diagnostic Imaging is a development-stage company. We currently do not offer any products or services.

Our proposed business plan is to open and/or acquire and operate diagnostic imaging clinics in Canada. Our primary plan will focus on Magnetic Resonance Imaging (“MRI”) clinics. If we are successful in the implementation of the MRI clinics, we anticipate adding Computed Tomography (“CT”) scan equipment to those facilities and also will examine future opportunities for Positron Emission Tomography (“PET”) clinics. We intend to provide imaging services for fees to private individuals, workers compensation boards, private insurance companies and those not covered by government insured programs.

We believe that the future for private MRI clinics in Canada is positive. The present public delivery model is not meeting the requirements of all Canadians. Waiting lists are long and there is widespread public dissatisfaction with the current services provided. According to the Future of Health Care in Canada – Final Report dated November 2002, studies and public opinion polls have consistently shown that one of the top concerns of rural and urban Canadians is health care access. At their August 2002 meeting, Canada’s Premier’s acknowledged that access to health services was the highest priority for all Canadian citizens. Time and time again, the Commission heard that when it comes to access to specific diagnostic procedures and surgical procedures, wait lists (i.e. the number of people waiting for a particular service) and waiting times (i.e. the average time people are on the wait list before they receive service) are too long. Long wait times are the main, and in many cases, the only reason some Canadians say they would be willing to pay for treatments outside of the public health care system.

In addition, The Conference Board of Canada issued a report in February 2006, “Healthy Provinces, Healthy Canadians – A Provincial Benchmarking Report indicating that a 2005 Commonwealth Fund International Health Policy Survey showed that Canadians are dissatisfied with the overall state of their health care system, with 78% indicating that the system needs to be fundamentally changed or completely rebuilt.

Based on existing MRI clinics per population and provincial restrictions, we believe that Vancouver, British Columbia and Winnipeg, Manitoba are the best locations for the start-up of our diagnostic imaging clinics. If we are successful with those operations we intend to open a third clinic in Montreal, Quebec

We conducted research to determine the locations of current private MRI clinics operating in Canada. Our findings are included in the table below:

Location	Population	Number of MRI Clinics	Population per Clinic
Montreal, Quebec	3,635,700	12	302,975
Vancouver and Lower Mainland, British Columbia	2,208,100	6	368,017
Hull & Gatineau, Quebec	1,148,800	3	382,933
Calgary, Alberta	1,068,300	5	212,060
Edmonton, Alberta	1,016,000	2	508,000
Quebec City, Quebec	717,600	1	358,800
Winnipeg, Manitoba	706,900	1	706,900
Halifax, Nova Scotia	380,800	1	380,800
Victoria, British Columbia	334,700	1	334,700
Saskatoon, Saskatchewan	235,800	1	235,800
Kelowna, British Columbia	162,555	1	162,555

Source – Statistics Canada – Canadian Census 2005

Our observations indicated that based on the city of Calgary, it was possible to operate clinics with a per clinic population of just over 212,000 people. However, we believe that wherever we could locate a clinic with a population of close to or at 300,000 would be preferred.

Based on the current population per existing private clinic, we believed that Vancouver, Winnipeg and Montreal could support additional clinics. While we have limited access to utilization rates, we did take into account this factor in our initial location selection.  We observed facility closure, open house, and had discussions with equipment vendors.

If we are successful in opening a clinic in each of our chosen locations the population per clinic would be as follows:

•

An additional clinic in Vancouver would equate to 315,000 people per clinic.

•

An additional clinic in Winnipeg would equate to 353,000 people per clinic.

•

An additional clinic in Montreal would equate to 280,000 people per clinic.

We believe the keys to success in the diagnostic imaging industry are providing quick access to services, competitive prices, patient-friendly environments and establishing good working relationships with area physicians and family doctors.

Diagnostic Imaging Technology

Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures.

MRI Technology

Magnetic Resonance Imaging is an investigative procedure to detect structural or anatomical problems inside the body without the need for exploratory surgery or more complex invasive tests. MRI scanning is a painless way to “see” through bones.

It can be used to detect problems in almost any area – head, brain, eyes, ears, neck, chest, abdomen, pelvis, spine and limbs. It is particularly useful for detecting nerve root compression (pinched, trapped nerves) in the spine by a slipped disc and is also commonly used to assess major joints (knees and ankles – torn ligaments, meniscus injuries).

During a Magnetic Resonance Imaging scan, radio waves are directed at protons, the nuclei of hydrogen atoms, in a strong magnetic field. The protons are first “excited” and then “relaxed” emitting radio signals, which can be computer processed to form three dimensional computerized sectional images of various parts of the body. Unlike other imaging methods, MRI does not use X-rays and has no known side effects.

In the body, protons are most abundant in the hydrogen atoms of water, so that an MRI image shows the differences in the water content and the distribution in various body tissues. Even different types of tissues within the same organ can be easily distinguished, such as the grey and white matter of the brain.

MRI has found wide applications in many branches of medicine. Neurology, cardiology, orthopedics, urology and general surgery all use MRI for making and confirming diagnosis. MRI can also be used in angiography studies without the need for contrast. MRI scans produce detailed pictures of soft body tissue and organs without using ionizing radiation, making early detection of cancers, neurological and musculoskeletal diseases possible.

An MRI machine contains a very large super conducting magnet; a radio-wave transmitter and a computer that together construct detailed pictures of parts of the body. This procedure is considered more accurate than anything else available including the CT scan. Images from MRI are often superior to those from CT scanning, particularly for soft tissues, brain, spinal cored, joints and the abdomen and in certain conditions such as Multiple Sclerosis. Using special techniques, MRI can also be used to visualize the blood vessels in isolation.”

Simple scans that do not require an injection can be done by a technician without a physician present. Scans that require a contrast agent (e.g. bowels, etc.) must be administered by a physician.

CT Technology

Also known as CAT scan or Computerized Axial Tomography, patients find this type of scan less claustrophobic than an MRI scan as the tunnel on a CT machine is much shorter than the tunnel on an MRI scanner.

Computed Tomography scans are a three dimensional “window” into the body through which doctors can see brain, spine, joint and internal organs. A CT scan consists of a highly sensitive X-ray beam that is focused on a special plane of the body. As this beam passes through the body, it is picked up by a detector, which feeds the information it receives into a computer. The computer analyzes the information on the basis of tissue density.

CT scans are preferred where bone details are of paramount importance (long bones, spine, skull) whereas the MRI produces much better soft tissue detail (brain, spinal cord, etc).

PET Technology

Positron Emission Tomography is a diagnostic examination that involves collecting images based on the delivery of radiation from the emission of positrons. Positrons are tiny particles emitted from a radioactive substance administered to the patient. The subsequent images of the body are used to evaluate a variety of diseases.

PET scans are most often used to detect cancer and to examine the effects of cancer therapy by characterizing biochemical changes in the cancer. These scans can be performed on the whole body. Patients with lung cancer, colon cancer, cancers in the head and neck, advanced breast cancer, lymphoma and melanoma can avoid some surgeries and invasive tests by having PET scans.

PET scans on the heart can be used to determine blood flow to the heart muscle and help evaluate signs of coronary artery disease. PET scans allow differentiation of nonfunctioning heart muscle from heart muscle that would benefit from a procedure, such as angioplasty or coronary artery bypass surgery. PET scans of the brain are used to evaluate patients who have memory disorders of undetermined causes, suspected or proven brain tumors or seizure disorders that are not responsive to medical therapy and are therefore candidates for surgery.

Revenue Sources and Pricing

We anticipate that we will receive revenues in the form of fees for services we render in providing MRI, CT and PET scans.  We may also be able to develop other ancillary services for which we would charge services fees.  It is anticipated that our services will be provided to private individuals, workers compensation boards, private insurance companies and persons not covered by government insurance programs.

We have conducted our own survey of clinics throughout Canada and developed an informal body of data about the current prices for similar services provided by private clinics.  Based solely on this internally developed data, we believe that MRI scan prices range from $535 to $725 depending on the area of the person that is scanned.  MRI scans that require contrast are typically an additional $200 because they involve a physician’s services and contrasting agents.  For example, we believe that CT scans cost an average of approximately $690 for a heart scan and $2,100 for a full body scan and virtual colonoscopy.  Based solely on this data, we believe that a PET scan costs approximately $1,900.

We anticipate that we will offer our services at prices comparable to the average prices stated above.  Notwithstanding our goal to provide competitive pricing, the prices of our services will be affected by our costs of operations which will depend on the locations in which we operate, the cost of equipment and leases, the compensation that we will have to pay our technicians, doctors and other service personnel and the reimbursement rates of third party payers.  Additionally, we cannot now determine the rates until we have operations in place and licensed, and we commence operations.  Since there is a significant amount of time required to obtain facility space and perform necessary renovations, acquisition of equipment, hiring and training and licensing, current pricing models may not be an accurate gauge of future prices necessary to operate a facility profitably.

We believe there is likely to be substantial growth of this percentage for the private sector in the coming years.  This means that there will be increased demand for such services and a ready market, but there will be increasing competition.  As the market expands, service pricing may have to be adjusted from time to time, which may affect margins and profits of a clinic.

Canadian Healthcare Environment

The Canadian Healthcare System

The Canadian healthcare system is a government sponsored system that began in 1957, when Parliament approved the Hospital Insurance and Diagnostics Services Act. The Act provided free acute hospital care, laboratory and radiological diagnostic services to Canadians. By 1961, agreements were in place with all of the provinces and 99% of Canadians had free access to the health care services covered by the legislation.

It was followed by the Medical Care Act of 1966 that provided free access to physician services. By 1972, each province had established its own system of free access to physician services. The federal government shared in the funding.

The Canada Health Act

In 1984, the Government of Canada passed the Canada Health Act (CHA). The Canada Health Act created a publicly administered health care system that is comprehensive, universal and accessible. All medically necessary procedures are provided free of charge. The system provides diagnostic, treatment and preventive services regardless of income level or station in life. Access to care is not based on health status or ability to pay. Coverage is portable between provinces and territories.

Canada’s healthcare system, otherwise known as Medicare, is a single insurance pay system. This means that any Canadian resident can receive medically necessary services from a doctor or a hospital without paying out of pocket. Instead, they are covered by compulsory government health insurance.

The CHA sets out the primary objective of the Canadian health care policy which is “to protect, promote and restore the physical and mental well-being of residents of Canada and to facilitate reasonable access to health services without financial or other barriers”.

The CHA establishes criteria and conditions related to health services and health care services that the provinces and territories must fulfill in order to receive the federal cash contribution under the Canada Health Transfer (CTA).

The Federal Government has no direct role in the delivery of medicine in the provinces and territories, so each province and territory has its own independent health insurance program.

Each province and territory in Canada manages its own healthcare system. The provinces/territories receive transfer payments from the federal government based on a funding formula. Each province and territory in turn provides block grants annually to each individual hospital, which in turn allocate funds to its programs and services.

The majority of physicians are paid through a fee-for-service arrangement: a fee schedule is filed with the provincial government for each patient service provided and physicians are reimbursed according to fee schedules negotiated between the provinces and the medical associations.

Over 95% of Canadian hospitals are operated as private non-profit entities with their own governance structures (usually supervised by a community board of trustees or municipalities). They are funded by public monies from provincial budgets. The for-profit sector is comprised of long term care facilities or specialized services such as addiction centers.

Under the Canada Health Act, insured persons are eligible residents of a province or territory, defined as “a person lawfully entitled to be or to remain in Canada who makes his home and is ordinarily present in the province, but does not include a tourist, transient or visitor to the province.” (Canada Health Act)

Insured services are medically necessary hospital, physician and surgical-dental services provided to insured persons (Canada Health Act).

Insured hospital services defined under the CHA include medically necessary in-and-out patient services such as accommodation and meals at the standard or public ward level and preferred accommodation is medically required; nursing service; laboratory, radiology and other diagnostic procedures, together with the necessary interpretations; drug, biologicals and related preparations when administered in the hospital; use of operating room, case room and anesthetic facilities, including necessary equipment and supplies; medical and surgical equipment and supplies; use of radiotherapy facilities; use of physiotherapy facilities; and services provided by person who receive remuneration from the hospital (Canada Health Act).

Insured physician services are defined under the Act as “medically required services rendered by medical practitioners.”

Insured surgical-dental services are “services provided by a dentist in a hospital where a hospital setting is required to properly perform the procedure.”

Items not covered under the Canada Health Act which are most often covered by private insurance plans are things such as prescription drugs, dental services, vision care, home care, semi-private or private hospital rooms, assistive devices, ambulance, long-term care chiropractors, cosmetic surgery, etc.)

Today, the system is under a considerable strain due to rising costs, a higher volume of services and a population with a higher proportion of older people. In 2001, the Government of Canada launched a Commission on the Future of Health Care in Canada, asking it to report its recommendations to the Prime Minister by November, 2002. The findings of that commission were detailed in the Romanow Report.

The Romanow Report

Mr. Roy Romanow, former Premier of Saskatchewan, presided over a Royal Commission that toured the country for solutions to save Medicare in the 21st century. His report, published in November of 2002, called for an expansion of Medicare to include catastrophic drug insurance, home care and a banning of private diagnostic imaging clinics.

The Romanow Report rejected private health care delivery, including that provided by workers compensation boards calling it “incompatible” with the “equality of access” principle that forms the foundation of the nation’s public system. He called for changes to the Canada Health Act that would bring all diagnostics services, including MRI and CT scans under the umbrella of the public system. His report recommended that the Act be amended to make all diagnostic scans medically necessary. The report also recommended that Ottawa establish a diagnostic services fund to improve wait times.

None of those recommendations have been implemented, although in 2004, the Government of Canada announced $41 billion over the next 10 years of new federal funding in support of the action plan on health. The new funding will be used to strengthen ongoing federal health support provided through the Canada Health Transfer (CHT), meeting the recommendations from the Royal Commission on the Future of Health Care in Canada, as well as to address wait times to ensure Canadians have timely access to essential health care services.

To accelerate and broaden health renewal and reform, the Government of Canada will take several steps to strengthen the Canada Health Transfer:

•

A total of $3 billion will be invested in 2004-05 and $2 billion in 2005-06 through a supplement to the CHT for provinces and territories, closing the short-term “Romanow gap”.

•

The new CHT level will also reflect an additional $500 million in 2005-06, which will help deepen progress on home care services and catastrophic drug coverage.

•

A new CHT base at $19 billion will be established in 2005-06 exceeding that recommended in the Romanow Report.

•

An escalator of six percent will be applied to the new CHT effective 2006-07 to provide predictable growth in federal support.

This will bring the total cash transfers for health to the provinces and territories from $16.5 billion in 2005-06 to about $24 billion in 2009-10. In that year the CHT will be 45% above the current level.

Combined with the value of CHT tax points, the federal transfer to provinces and territories for health will be approximately $30.6 billion in 2005-06.

To reduce wait times, the Government will invest $4.5 billion over the next 6 years, beginning in 2004-05 in the Wait Times Reduction Fund. In 2010-11, $250 million ongoing will be added to the CHT base primarily for health human resources.

The Government will also invest a further $500 million in Medical Equipment. The Government is also providing $700 million over 5 years to improve the health of Aboriginal people through a series of new federal commitments.

Source – Government of Canada – www.scics.gc.ca/cinfo04/800042005_e.pdf

The report also said governments should reconsider the practice of allowing workers compensation agencies to direct pay private clinics to treat injured employees.

If accepted, the recommendations in The Romanow Report would be detrimental to Canada’s expanding industry of private MRI clinics.

Though the Canada Health Care Act provides national guidelines for healthcare, the individual provinces have exclusive jurisdiction over health under the constitution and are free to ignore those guidelines. The counterbalance to this is that the Federal Government requires the provinces to adhere to its guidelines in order to receive federal funding for healthcare. All provinces currently abide by the Canada Health Act.

Funding Declines and Accessibility Challenges

Due to substantial healthcare transfer payment reductions from recent Federal Governments to the provinces and the resulting shortfalls in Provincial Government budgets, combined with rising costs due to an aging population, the quality of care provided has decreased throughout the past two decades.

The decline in federal contributions has had two major consequences. First, hospitals are attempting to maintain the public health care system with substantially reduced resources. Second, the provinces have become less vulnerable to financial penalties imposed by the Federal Government. Given the Federal Government’s reduced financial contribution, any further withholding of funds only serves to further dilute its authority over healthcare. These two factors have enhanced the appeal of private sector health care.

Commonly referenced current problems are: limited access to diagnostic equipment such as MRI and CT scanners, lengthy wait times for surgeries, and serious physician shortages, especially for general practitioners/family doctors.

Private Insurance and Managed Care Plans

The administration criterion of the Canada Health Act stipulates that provincial health care plans must be administered by a public agency on a non-profit basis. Private insurance has not been allowed for insured services. But the Canada Health Act does not preclude private insurers from supplementing provincial health care insurance plans. Private plans (private insurance plans, employer–provided health plans) insure services that are not covered or are only partially covered under public plans. The Act does not prevent private health care providers from delivering and being reimbursed for provincially insured health services, so long as extra-billing or user charges are not involved.

Managed care plans in Canada, in general, denote the limitation or re-evaluation of the sort of care that physicians can provide their patients. These are often associated with HMO organizations.

In Canada, most companies offer their employees a benefits package (thorough a third party insurer) that includes coverage of a variety of services (life insurance, accident insurance, prescription drug, dental, semi-private hospital, eyeglasses, etc.) In some cases these services are totally funded by the employer and in other situations, the costs are shared with employees.

Several larger corporations are “managing their care plans”. With rising drug costs and the de-listing of some healthcare services by provincial governments across Canada, more and more plan members are looking to their employers for additional healthcare coverage. Progressive plan sponsors (employers) are implementing a variety of initiatives that fall under the managed care umbrella, including wellness programs, managed drug formularies or flexible benefits programs to manage their plan members’ healthcare.

With respect to the number of Canadians covered by such private insurers or managed care organizations, it is impossible to determine. As stated in an article published in Macleans Magazine on April 25, 2006 entitled “The rise of private care in Canada”: “Private providers are rapidly expanding their services across the country but even the industry’s own advocacy group lacks definitive numbers on the size and scope of the private health care sector.” “It is difficult to estimate the full size or scale of private health in Canada. Most provinces track only the services in the public system and even though the private system has an advocacy group known as the Canadian Independent Medical Clinics Association, it does not track the number of practitioners, patients or procedures.”

Canadians who pay for their own services at private clinics are not penalized or prevented from further using the public healthcare system.

Private health insurance has been available in some provinces for many years. Few buy it however because the public healthcare system exists and is much more affordable for Canadians.

A recent Canadian court decision ruled that a Quebec law, which outlawed private insurance, contravened the Quebec Charter of Rights guaranteeing the right to security of the person. In June, 2005, the Supreme Court of Canada overturned a Quebec law that prevented people from buying private health insurance to pay for medical services available through the publicly funded system. While the ruling only applies to the province of Quebec, it is believed by some that it could fundamentally change the way health care is delivered across the country.

In November, 2005, the Quebec government announced that it would be allowing residents to purchase private medical insurance in accordance with the Supreme Court’s decision.

The “monopoly” effect of Medicare is kept in place not only by the federal Canada Health Act but by a series of supporting provincial legislation – including bans in six provinces on competing private insurance. As a result, we believe the Supreme Courts’ recent decision to overturn Quebec’s insurance ban is important. The Court stated that the ban made patients wait too long for service.

A physician in private practice may receive all of their income from the public health system. The vast majority of physicians practice entirely in the public sector. Very few physicians practice entirely in the private sector. Some practice both publicly and privately.

Despite the extra expense, some patients do opt for private health care because they perceive the waiting times in the public system to be unacceptably long.

A New Generation of Private Clinics

Quebec, Alberta, Ontario and British Columbia have allowed private clinics to do X-rays, CT scans and ultrasounds for years. Until recently, none of this was controversial. As long as the providers were operating within the domain of Medicare, few were concerned whether they were private or public. But that changed in the 1990’s when the province of Alberta decided to permit a new generation of clinics. These clinics are offering both Medicare and non-Medicare services.

As an example, patients who wished to have a particular type of surgery could book a Medicare appointment and wait weeks or, they could pay out of pocket and get the service faster. Technically, this did not break any laws because the direct-pay patient was allegedly paying for medically unnecessary extras. By the end of the decade, private MRI clinics in Nova Scotia, Alberta, British Columbia and Quebec were offering the so called “medically unnecessary” scans that allowed patients with financial means to pay directly for the services and by-pass the Medicare waiting times.

Health care critics dispute the government’s position that private MRI’s contravene the Canada Health Act.  They point to the federal government’s most recent annual report on the Act, which states “MRI’s are only considered to be insured services under Medicare when they are provided in a hospital or a facility providing hospital care”.  Advocates of private clinics therefore argue that the Canada Health Act allows for private diagnostic services as long as they are not performed in a hospital.

Proposed Reforms

Though most Canadian politicians and citizens acknowledge that there are problems with the present system, the proposed solutions often spark debate. There are those that believe that the problem is simply one of under funding. They point to the rise of conservative economic policies in Canada from the 1980’s onward as the cause of the degradation of the system. However, it is widely acknowledged that costs associated with the healthcare system have still been creeping upwards as a percentage of total government expenditures. Some politicians have called for an increased role for the private sector in the delivery of hospital Medicare services.

One of the frequent recommendations for reform is to supplement the current public system with a parallel private health care system for those patients who are willing to pay, thus creating what is called a “two-tiered” system.

Proponents of a two-tiered system argue that it would relieve pressure on the public system, thus ensuring its survival. Critics of the two-tiered option say it would erode the public system by destroying its broad base of support and thus increase its costs. Consumers who pay for private services may object to paying taxes to support the public system since they have chosen not to use it, thus weakening support for the public system.  A two-tiered system is a popular concept with many physicians.

In December, 2005, an article entitled “Expert laments lack of private health care debate” published by the CanWest News Service reported that more than half of Canadians indicate that they have no problem with a larger role for private health care. At present, nearly one in every three dollars spent on health care in Canada goes to the private sector. Presently, there is a lack of consensus at both the Federal and Provincial Government levels on the specific issue of health care privatization. As a result, privatization is occurring. Another article in the National Post on June 1, 2004 entitled “Canadians want 2-tier health: poll” indicated: “More than half of Canadians support a parallel private health care system that would let patients pay for speedier service, according to a new poll on an issue that has been largely ignored in the current campaign. The poll found 51% of Canadians favour a two-tier system.” The poll was conducted by Leger Marketing on behalf of The Montreal Economic Institute.

The Diagnostic Imaging Opportunity

We believe that the present diagnostic imaging model is not meeting the requirements of all Canadians. In Canada, there is widespread public dissatisfaction with wait times for diagnostic imaging in public hospitals. Waiting lists are long, staffing is poor and the funding is either inadequate or not being allocated in the most optimal way. The following are examples of articles indicating theses findings:

•

“The need for diagnostic imaging is growing at the rate of 6% per year, but Dr. Elam says most healthcare spending in recent years has gone towards improving infrastructure or paying staff. Even with $1 billion earmarked for diagnostic imaging machines under (former Prime Minister) Jean Chretien, there still aren’t enough radiologists to run Medicare-funded MRI scanners for more than a few hours a day.” “Widespread dissatisfaction with wait times especially for diagnostic imaging, has helped make healthcare the number one pre-election issue among 80% of voters.” Source for above 2 quotes – “Where MRI? Wonders Health Minister” National Review of Medicine, Volume 1 No. 11, May 30, 2004.

•

“There’s an enormous sense of frustration with the public system. There are close to a million on waiting lists and these people are tired of putting their lives on hold.”  Source - Dr. Brian Day, Canadian Independent Medical Clinics Association – Newsletter, Issue 02/04

•

“But are we satisfied with the level of care and service we receive? A Commonwealth Fund International Health Policy Survey shows that Canadians are dissatisfied with the overall state of the health-care system with 78 percent indicating that the system needs to be fundamentally changed or completely rebuilt.” Source – Healthy Provinces, Healthy Canadians – A Provincial Benchmarking Report – The Conference Board of Canada February 2006

Proponents of private MRI clinics argue that parallel private MRI clinics will provide competition for public MRI clinics, pushing the public clinics to be more efficient and innovative in delivering service. The medical community asserts that greater savings will be realized in terms of a more productive and healthier population resulting from quicker diagnosis and hence treatment. Also, greater utilization of the equipment will result in lower operating costs.

Given the current market conditions and our financial projections, Diagnostic Imaging is confident that its MRI clinics will be a viable business operation; however, there can be no assurances given that we will be successful in this market.

Marketing

We believe that there are three distinct segments to the target market for our private MRI clinics.

The first segment is an athletic younger segment of the population, ages 25–45, who experience sports related injuries. They are affluent middle income plus individuals, who are more attuned to getting the “right” health care for their needs. They do not want to experience the long wait times for the public system. The second is the more senior segment of the population – ages 45–75, which are at risk to diseases such as heart disease, strokes, brain injuries or spinal injuries or in need of potential hip or knee operations. We anticipate that the demand in this segment will surge over the next 20 years as the baby boomer generation ages. A third segment is the private insurance companies and workers compensation boards involved in resolving compensation claims.

All requests for scans must be referred by a doctor. Therefore to be successful, a clinic must be well connected with local/regional physicians and family doctors. Diagnostic Imaging plans to partner with a radiologist who is well connected to the medical community in each geographical market. We intend to offer scans at cost to local area doctors and members of their families. This would enable the doctors to experience the clinic on a personal basis, which could lead to recommendations to their patients.

We will also recruit a local marketing manager to call on doctors, physicians, workers compensation boards and private insurance organizations in order to promote the services of its clinics.

We plan on creating a brochure featuring our clinics to give to family doctors, physicians, private insurance companies and compensation boards. We will also develop a website which features the clinics, the MRI imaging equipment and outlines of the procedures required for the diagnostic imaging scans.

Diagnostic Imaging plans to conduct periodic educational seminars for the public. Advertisements and announcements will be placed in local newspapers inviting interested parties to attend informational seminars. The purpose of these seminars is twofold: to educate the public on MRI imaging, its purposes and capabilities and to position Diagnostic Imaging as the leader in the magnetic resonance imaging field.

We can give no assurance that we will be successful in implementing our marketing strategies or reaching our target markets.

Capital and Facility Requirements

The capital cost to acquire a high field strength MRI machine varies with the field strength. Prices for an MRI machine will be approximately $2.2 million. Other costs include building renovations for an appropriate facility (approximately $700,000 depending upon size and location) and annual equipment maintenance costs ($150,000 - $180,000).  Overall, we estimate a facility will require $3,320,000.

All MRI machines are calibrated in “Tesla” units. The strength of a magnetic field is measured in Tesla units or Gauss units. The stronger the magnetic field, the stronger the amount of radio signals which can be elicited from the body’s atoms and therefore the higher the quality of MRI images. High field strength machines provide faster and better quality scanning. Measurements of field strength are demonstrated below:

1 Tesla = 10,000 Gauss

Low-Field MRI = Under .2 Tesla (2,000 Gauss)

Mid-Field MRI = .2 to 0.6 Tesla (2,000 Gauss to 6,000 Gauss)

High-Field MRI = 1.0 to 3.0 Tesla (10,000 to 30,000 Gauss)

Early MRI machines were .2 Tesla. Today most machines are either 1.5 Tesla or 3.0 Tesla. At the present time, most of the MRI machines in operation in hospitals and private clinics are 1.5 Tesla machines. The 1.5 Tesla machines are known as the workhorses of the industry. The major medical schools and university based hospitals are the ones that for the most part have the 3.0 Tesla machines.

Higher field strength machines (3.0 Tesla) can do scans quicker and with higher resolution than 1.5 Tesla machines. Higher field strength machines are good for brain imaging and highly detailed images and spectroscopy of small organs such as the prostate or miniscule lesions which lie buried behind complex anatomy.

Tesla machines are ideal in pre-surgical planning to avoid invasive angiography or direct cortical mapping at the time of surgery. 3.0-Telsa machines are also ideal for monitoring the effects of rehabilitation in patients with cognitive impairment after successful acute treatment of acquired brain injury. Some patients do not return to normal after acquired brain injury because of neurological damage to cognitive functions.

Diagnostic Imaging International Corp. plans to acquire 1.5 Tesla machines. In terms of types of scans, we will focus primarily on the following. This strength equipment will meet our requirements for scans for:

•

Athletic injuries

•

Accidents

•

Work-related injuries

•

Multiple Sclerosis

•

Abdominal MRI

•

Breast MRI

•

Backs

•

Hip, knee, joints

Each MRI clinic will be about 2,000 square feet. The clinic should be located in or close to an existing medical facility. In 30% of the scans, a contrast agent (gadolinium) must be introduced. This can only be done by a registered physician. We intend to locate our facilities in close proximity to physicians who could perform these injections. We believe this should alleviate scheduling for patients. Scans without a contrast agent do not need a doctor present.

Each facility will require a room that is approximately 22 feet by 25 feet for the MRI scanner. The vendors of MRI equipment will assist with locating and selecting of an appropriate site. The building must be structurally sound in order to support the weight of these MRI machines which is approximately 12,000 lbs. per machine. A control room about 12 feet by 12 feet outside of the scan room is required. The clinic will need at least two change rooms and will require three offices, a boardroom, a kitchenette, a storage area (for linens and supplies), a reception/waiting room and a washroom. The facility will require 220 volt – 3 phase electricity into the building.

We believe that the vendors of MRI equipment will do all of the necessary leasehold improvements to the site in order to have it ready for operation. The room where the MRI machine is to be housed must be insulated – the four walls, ceiling and floor with fine copper mesh (to eliminate RF interference). The equipment is brought on site, usually with the use a crane, through an exterior wall. All exterior and interior walls are then repaired by the vendor. The vendor then sets up, fully inspects and tests the equipment once it is on site in the room. The vendors of the medical imaging equipment said that costs for renovations typically run in the $600,000 - $800,000 range. For budgeting purposes, we used $700,000.

MRI machines use super conducting magnets which utilize a considerable amount of water. As cold water must run through the magnet in order to cool it, a chiller is required for cold water. A chiller costs approximately $40,000. We will also require a Universal Power Supply (UPS) back up for brown outs and black outs. A UPS system will enable the entire MRI system to keep operating for a period of up to 30 minutes, thus allowing the technician to power the system down in an orderly manner as per proper procedures. The cost of one of these UPS systems is approximately $80,000.

In addition to the MRI machines and facilities, we also need office equipment in each facility. We will need various pieces of furniture such as desks, chairs, filing cabinets and various electronic equipment such as copiers, fax machines, telephone systems, computers and security equipment. We currently estimate these costs to be approximately $23,000.

We held meetings with two of the major vendors of MRI equipment. Both advised us that it would be necessary to conduct regular maintenance on their equipment. Based on those meetings concerning annual maintenance agreements, we were able to obtain the following:

•

Philips - $160,000 per year – includes weekly on line checks and on site visits 4 times per year. There will be 8 hours of system downtime for on site maintenance.

•

General Electric - $180,000 per year. On site visits are once per month. There will be at least 4 hours of downtime for each on site visit.

The on site hours can be extended for an additional fee. In addition, both vendors did caution us that there may be occasions when we could be down for an additional period of time while waiting for a part - either at a planned maintenance or an unplanned service call. All replacement parts are included in the maintenance agreements. While the equipment is down, we will be unable to service patients and hence lose potential revenue. The equipment vendor will not pay us for loss of revenues.

We will need to purchase supplies such as Gadolinium, which is a contrast agent that is required for those scans that require a contrast (about 30% of scans). Gadolinium can be purchased from a pharmaceutical company. Smocks, linens, towels can be obtained through a laundry service provider.

We looked at three different vendors of MRI equipment: General Electric Healthcare, Siemens Medical Solutions and Philips Medical Corporation. For the purposes of planning, the General Electric equipment was selected. The following table summarizes the anticipated costs of opening each facility:

MRI machine	$2,200,000
Maintenance agreement	180,000
Chiller	40,000
Universal Power Supply (UPS)	80,000
Facilities renovations	700,000
Office furniture and equipment	23,200
Operating capital during first three months	98,600

Total	$3,321,800

Personnel Requirements

We anticipate that our primary business office will require a Chief Medical Officer (a radiologist) and a Vice President of Finance/Controller.

Each clinic will require the following staff:

1.

Radiologist(s) – this can be a partner(s) in the clinic, on a contractual arrangement or a paid employee on staff. We intend to offer the radiologist(s) an ownership interest in their respective clinics as opposed to being on staff or on contract. If are not successful in offering an ownership percentage, the radiologist will receive a regular compensation package plus a percentage of the operating profits or a percentage of the gross invoice value of the scan.

2.

MRI Technicians – One of the critical keys to success in this industry is being able to attract and retain good MRI technicians. The technician must be an MRI Certified 1 Technologist. MRI technicians are in high demand. We will have to offer a very competitive compensation package in order to attract quality technicians.

3.

Office Manager – An office manager is required for the operation of the clinic. He/she should have some experience in a medical clinic environment. The office manager will do the scheduling, greet patients, perform the invoicing functions, accounting and serve as a back up for the administrative duties of the receptionist/clerical person.

4.

Receptionist/clerical – Aside from answering phones, the receptionist will type up the Radiologist’s dictations and then fax them to the family doctors.

5.

Marketing Manager – A good Marketing Manager can make the clinic a success. He/she will have to meet regularly with doctors, physicians, private insurance companies and workers compensation boards.

Government Regulation

We will be directly or indirectly subject to extensive regulation by the Canadian government, provinces and territories in which we conduct our business. In order to open a clinic, it must be licensed by the Ministry of Health and sanctioned by the College of Physicians and Surgeons in the province in which it is located. A Chief Medical Officer (which could be a physician or radiologist) is needed in order to navigate through the lengthy approvals process. There will also be requirements for handling bio-hazardous and radioactive materials and wastes.

In addition, we will need to obtain business permits / licenses, building renovations approvals / permits, zoning restrictions (if new facility) and electrical approvals in the provinces in which we intend to operate. We are currently unaware of the exact government requirements needed to open and operate private diagnostic imaging clinics or the length of time required to obtain approvals. We intend to hire qualified consulting attorneys to obtain the required licenses and permits. The attorneys will be located in the provinces in which we intend to operate our clinics.

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

In addition to extensive existing government healthcare regulation, there could be at the federal and provincial levels for reforms affecting the payment for and availability of diagnostic healthcare services. Limitations on reimbursement amounts and other cost containment pressures could result in a decrease in the revenue we expect to receive for each scan we perform. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business.

The provinces in which we plan to operate require that the imaging technologists that operate our MRI imaging systems be licensed or certified. Also, each of our clinic sites must meet various health and environmental requirements. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our clinic sites to satisfy the necessary requirements under the various regulations could adversely affect our operations and financial results.

Competition

We expect to compete with numerous public and private diagnostic imaging clinics. We also expect to compete for the hiring of qualified medical experts and MRI technicians to perform and evaluate the diagnostic imaging scans.  In the future, we expect to compete for qualified consultants, employees and equipment.  Most of our current competitors have, and our future competitors are expected to have, greater resources than us. Therefore, we anticipate that our ability to compete largely will depend on our financial resources and capacity.

Based on various articles we researched, web searches and interviews we conducted we believe there are currently 40 MRI private clinics operating in Canada.

Some large Canadian health organizations/companies are involved in MRI diagnostic imaging and there are a few large U.S. based corporations that specialize in diagnostic imaging that could be interested in moving into Canada through mergers or acquisitions.

Our plan is to attract private patients only: an athletic younger segment of the population, who experience sports related injuries; a more senior segment of the population, who are at risk to diseases such as heart disease, strokes, brain injuries or spinal injuries or in need of potential hip or knee operations and private insurance companies and workers compensation boards involved in resolving compensation claims.

Risk Factors

The following summary of risk factors should be considered before you decide to invest in our common stock.

Risks Relating to Our Business

We are a development stage company with a business proposal that we may not be able to implement.  If our business proposal is not implemented, investors will lose the opportunity of their investment and their money.

Diagnostic Imaging is a development stage company with no products or services to be offered at this time.  We have a business proposal, but without adequate funding and fulfillment of the many requirements necessary to start diagnostic imaging clinics, we will not be able to successfully implement the plan. If we are not successful at any stage, the business of Diagnostic Imaging may have to be curtailed.  In that event, investors will have lost the opportunity of their investment and the money invested.

We do not have a history of running our business upon which investors may evaluate our performance, and therefore investors bear all the risks of an early stage company.

We are in the earliest stages of developing and implementing our business plan. There is a significant amount of work and investment necessary for us to commence implementation and to demonstrate the efficacy of our overall business plan.  You should consider our business future based on the risks associated with our early stage and our lack of operating history.  An investment in the Diagnostic Imaging is very speculative.

Our accountants, in their report on the financial statements for the year ended December 31, 2006, have indicated that because of the losses from operations and minimal cash available to the company, there is a substantial doubt about the company's ability to continue as a going concern.

As shown in the accompanying financial statements, the company incurred net losses of $67,561.13 and $17,593.09 in 2006 and 2005 respectfully. Our accountants, in their report on the financial statements for the year ended December 31, 2006, have indicated that because of the losses from operations and minimal cash available to the company, there is a substantial doubt about the company's ability to continue as a going concern.

If we are not able to face and solve one or more of the challenges that a developing company in the diagnostic imaging industry typically encounters, we will not succeed in implementing our business plan.

We expect to face many challenges in the start up of our business.  These will include, but are not limited to:

•

Engaging and retaining the services of qualified radiologists and MRI technicians;

•

Acquiring adequate funding for the operations;

•

Establishing and maintaining budgets;

•

Implementing appropriate financial controls;

•

Acquiring and maintaining MRI equipment and facilities;

•

Maintaining adequate liability insurance coverage;

•

Acquiring contacts within the medical community for the diagnostic services to be provided;

•

Ensuring the necessary licenses and operational permits are filed on a timely basis, and the necessary permits are maintained and approved by the appropriate authorities; and

•

Conforming to environmental regulations.

The failure to address one or more of these above factors may impair our ability to carry out our business plan.  In that event, an investment in the company would be substantially impaired.

Loss of Mr. Richard Jagodnik, our President and Chairman of the Board of Directors, will negatively impact our operations.

We will depend upon Mr. Richard Jagodnik, our President and the Chairman of our Board of Directors who is our only director and management person. Also, to the extent he has developed knowledge and contracts relevant to our business, now and in the future, while he is our sole management person, we are wholly dependent on his skills, experience and knowledge.  To date, Mr. Jagodnik has limited knowledge and experience in our business area, having begun to identify and investigate the potentialities of it only in 2005.  The loss of Mr. Jagodnik could have a material adverse effect on our overall business and, therefore, its results of operations or financial condition.

If we are unable to attract and retain qualified managers, technologists and sales persons, our business development will be limited and our operations will be negatively impacted.

As we implement our business plan, we will increasingly require radiologists and marketing persons with experience in our industry and skilled technologists to operate our diagnostic equipment. It is impossible to predict the availability of qualified radiologists, marketing persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire and retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any of these types (skilled persons) or our inability to hire qualified medical personnel, marketing persons and skilled technologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

One competitive factor that we will face is that the type of diagnostic imaging we plan to offer is free within the Canadian health system which may limit our ability to obtain clients and revenues.

Because the public Canadian health system provides the range of diagnostic imaging services that we plan to offer to patients for free to Canadian citizens and residents, we may not be able to attract clients willing to pay our fees.  In addition, the statutes and regulations governing public medical services may restrict or prohibit aspects or all of our service offerings.  Therefore, we may be unsuccessful in generating revenues and being able to stay in business.

Another competitive factor is that the type of diagnostic imaging we plan to offer is also offered by privately owned clinics on a fee for service basis which may limit our ability to obtain clients and revenues.

We will be competing solely for those Canadian citizens who are willing to pay on a fee for service basis outside of the free Canadian healthcare system. We will be competing with established privately owned clinics which provide the same services which we intend to offer. We believe that a majority of Canadian citizens will continue to utilize the free healthcare system, and therefore we will be competing for a much smaller portion of the population who are willing to pay for our services. We believe that the number of citizens who are willing to pay for imaging services will continue to increase based on increasing dissatisfaction with the current system, however we can give no assurances that a sufficient market for our intended services will develop and we may be unsuccessful in generating revenues and being able to stay in business.

Managed care organizations may prevent healthcare providers from using our services which could cause us to lose prospective clients.

There are companies in Canada that are managing their employees care. With rising drug costs and the de-listing of some healthcare services by provincial governments across Canada, more and more plan members are looking to their employers for additional healthcare coverage. Progressive plan sponsors (employers) are implementing a variety of initiatives that fall under the managed care umbrella, including wellness programs, managed drug formularies or flexible benefits programs to manage their plan members’ healthcare. Organizations may have an agreement or relationship with a particular private clinic. Even in the event that the employee wanted to use our services, they would be directed to other clinics. If there were several of these larger corporations in a given geographical area where we have a clinic, this could cause us to lose prospective clients and revenue.

The pricing models that we have used to determine our estimated revenue streams may not be an accurate gauge of future prices necessary to operate an imaging facility profitably at the time that we intend to open each facility.

The pricing models that were used for estimated revenue projections were based on current market prices which we researched in a number of public sources. It is impossible to accurately forecast future prices to be charged for diagnostic imaging services due to several factors such as: future competitive pricing practices, future wages and salaries of trained technicians, receptionists, office managers, electric energy prices and facilities rents.  We also may not be able to charge the rates prevalent in the current market.  We also do not have experience about payment cycles, collection rates or bad debt allowances.  Therefore, our projections have many uncertainties.

Our revenues will be solely dependent on private individuals willing to pay for our diagnostic services even though they qualify for free services through the government healthcare system.

We will not be participating in the government sponsored system which offers free healthcare to Canadian citizens and we will not receive any fees from that system. Our revenue will be derived solely from private citizens that are willing to forgo the government sponsored system and are willing to pay us for the diagnostic services we provide on a direct basis. If private citizens are not willing to pay for the services we provide, our revenue will be severely affected.  As a result, we will not be able to continue business operations.

Once we are operational, we may take clients who will pay under private insurance and reimbursement programs which may limit the amount that we can charge because of their established rates or which may affect our cash flow as we wait for payment.

Because we intend to focus on the private client, we may accept payment from third party payers.  In Canada, third party payers represent a small percentage of the amount spent in the provision of medical services and covers things like dental, out of province - country treatments, private rooms, chiropractic, massage and vision care. If we accept clients with these sources of payment, we may be subject to their predetermined reimbursement rates and having the added expense of filing forms with such payers and awaiting payments. These factors may cause us additional cost or reduced income, both of which may affect our margins and profitability. On the other hand, to the extent that private payers endorse our services, it may encourage more persons to seek insurance for the kinds of services that we provide which may expand the numbers of persons willing to elect out of the state health care system for diagnostic services.

We anticipate experiencing seasonality in the sale of our services.

We anticipate seasonality in the utilization of our services. In the diagnostic imaging industry sales typically decline based on a number of factors. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patients scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. As a result, our revenues may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results.

We may be unable to effectively maintain our imaging systems or generate revenue when our systems are not working.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Two of the major vendors of MRI equipment advised us that it would be necessary to conduct regular maintenance on their equipment and indicated the likelihood and length of “down-times.” We intend to purchase warranties and maintenance contracts, but they will not compensate us for loss of revenue when our systems are not working. The principal components of our operating costs will include depreciation, salaries paid to technologists, annual system maintenance costs and insurance. Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. Repairs of our equipment will be performed for us by the equipment manufacturers. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

We may be subject to professional liability claims. Although there currently are no known hazards associated with MRI or other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Patients will have to be carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. To protect against possible professional liability, we plan to maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, if we are unable to maintain insurance in the future at an acceptable cost or at all or if our insurance does not fully cover us and a successful claim was made against us, we could be exposed. Any claim made against us not fully covered by insurance could be costly to defend against, could result in a substantial damage award against us, and divert the attention of our management from our operations, which could have an adverse effect on our assets and financial performance.

Our imaging services require the use of radioactive materials, which could subject us to regulation related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

Our anticipated imaging services (primarily the PET scanning equipment) require radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert or non-radioactive substances, storage, use and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We will be subject to regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials will comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. We plan to maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental, health and safety laws and regulations.

Risks Related to Government Regulation of Our Business

Complying with governmental and provincial regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

The Company will have to comply with various licensing requirements in connection with the opening and operations of a facility.  The laws governing these requirements are provincial, and each province has their own specific requirements.  Despite the differences, they are fundamentally the same in concept.  Therefore, the Company expects that it will have to generally satisfy the following licensing scheme.  Each facility will have to be licensed as a private clinic.  Each clinic license will have to demonstrate that there is a medical professional available for the oversight and administration of medical procedures and that there is a licensed MRI operator.  Both the medical professional and the operator are responsible for their own licensing and continuing education requirements.  But our facility license and our ability to operate will depend on having these licensed persons available for our operations and providing services.  Therefore, if we loose their services and cannot replacement immediately, then we would not be able to offer services until we have hired replacement, licensed persons.

In addition to the medically orientated licensing, we will have to comply with various zoning and city ordinances which may cover physical alterations to the facility space, parking requirements, operating an office in a particular location, and the like.  We believe the licensing of a clinic facility will take from 3 to 6 months, once an application is submitted.  Preparation of an application is expected to take about a month.

We intend to hire qualified consulting attorneys to obtain the required licenses and permits. The attorneys will be located in the provinces in which we intend to operate our clinics.  We can give no assurance that we will be successful in obtaining the required licenses and permits to operate privately owned diagnostic clinics in the provinces in which we intend to do business.

If our operations are found to be in violation of any of the laws and regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results.  Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

Healthcare reform legislation could limit the prices we can charge for our services, which would reduce our revenues and harm our operating results.

In addition to extensive existing government healthcare regulation, there could be initiatives at the federal and provincial levels for reforms affecting the payment for and availability of diagnostic healthcare services. Limitations on reimbursement amounts and other cost containment pressures could result in a decrease in the revenue we receive for each scan we perform. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business.

The Romanow Commission issued a report recommending that the Canadian government ban the operations of private diagnostic clinics.

In November 2002, a Royal Commission known as the “Romanow Commission” published a report which called for an expansion of the government sponsored Medicare system to include catastrophic drug insurance, home care and a banning of private diagnostic imaging clinics. None of those recommendations have been implemented at this time. If accepted, the recommendations in The Romanow Report would be detrimental to Canada’s expanding industry of private MRI clinics and our proposed operations.

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation which would adversely affect our operations.

All of the provinces in which we plan to operate require that the imaging technologists that operate our MRI imaging systems be licensed or certified. Also, each of our clinic sites must meet various requirements. Such requirements include a Ministry of Health license, sanctioning by the College of Physicians and Surgeons in the province in which the clinic is located, business permits / licenses, building renovations approvals / permits, zoning restrictions (if new facility) and electrical approvals in the provinces in which we intend to operate. We are currently unaware of the exact government requirements needed to open and operate private diagnostic imaging clinics in the provinces in which we intend to operate. Some managed care providers prefer to contract with accredited organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our clinic sites to satisfy the necessary requirements under the various regulations could adversely affect our operations and financial results.

Risks Relating to an Investment in our Securities

Without a successful funding, we will not be able to implement our current business plan.  Investors will lose the opportunity to profit from their investment.

We are dependent on raising capital to fund our operations during implementation of our business plan.  If we do not raise sufficient capital, we will have to curtail aspects of our operations or abandon them altogether.  Revising the business plan may result in our not being able to continue in business as planned.  Investors will lose the opportunity to profit from our current business idea of operating diagnostic imaging clinics.

The timing of our ability to raise capital, now and in the future, may jeopardize our initial business opportunity and an early investment if we start our business plan without having sufficient funds over time.

Because we are at the initial stage of seeking financing, there is no set time limit in which we must obtain financing.  However, once we begin to implement our business plan, if at all, delays in raising adequate funds could jeopardize prior investments in our common stock.  Also, delays in obtaining initial capital may result in a loss of opportunity and the competitive advantage often afforded early entrants in a field of which we believe we might be one.

How we elect to finance our business may have different consequences to the Company and on the value of an investment in the Company.

We will consider raising capital through the sale of both equity and debt and through forms of equipment and receivables financing.  Each method of financing has separate benefits and detriments.  If we sell equity, there will be a dilutive effect on outstanding securities.  Debt and equipment and receivables financings may be at discounts and have covenants that restrict future financings, onerous operating provisions and security interest provisions. Until we have discussions with investors, we will not know how acceptable a form of financing will be, if at all.  As a result of an onerous financing, the value of our securities may be reduced or investors may not be able to sell their securities.

We have not identified any sources of capital, the absence of which may prevent us from implementing our business plan.

We anticipate that we will need to raise approximately $10,000,000 in capital in order to open our proposed first three diagnostic clinics. The Company plans to seek financing during 2007, and expects to commence contacting investment bankers and private placement agents sometime after the beginning of the year.  If there is interest shown by these professionals, it is expected that it would take at least three to six months to locate interested investors and negotiate terms for an investment.  Other than commencing to internally identify investment professionals who may be interested in a company our size and our industry, we have not yet contacted any investment professionals or taken any steps to commence the search for future additional financing. Any new financing is expected to be either common equity or convertible into common equity.  To the extent that common equity is issued, there will be dilution to the then current stockholders of their percentage ownership.  To the extent that securities are convertible, either under convertible notes, preferred stock or warrants, there will likely be a market diluting effect from the overhang.  If the financing is in the form of debt or preferred stock, the company will likely be subject to financial covenants that may restrict its operations and ability to obtain other financing because of consent requirements or various possible earnings requirements, debt to equity ratios and secured party rights, among others.  Moreover, debt and preferred stock will often require interest and dividend payments, which may be accumulated, and limits on declaring dividends on the common stock.  The existence of debt and preferred stock with restrictive covenants or priority in security interests that we may have to give, could limit our ability to find financing in the future and to purchase equipment under purchase lien programs.   Because we will require start up capital and additional capital in the future, we will have to expend significant effort to raise operating funds.  These efforts may not be successful, and they may be disruptive to the other responsibilities of our executives and our operations. In the absence of necessary capital, Diagnostic will have to limit or curtail operations.

The offering price has been arbitrarily established and has not been based on any established business valuation criteria.  Investors may be overpaying for their shares and not able to recoup their investment.

The proposed initial offering price has been arbitrarily established.  It is not based on market factors, business appraisal or other established criteria of business valuation.  Consequently, investors have no way of judging if the offering price of $0.15 per share is a fair value for the shares being offered. Investors may not be able to resale their shares at this value or at any value.

It is unlikely that a sustained public market will develop for our common stock; therefore, investors should be prepared for the possibility that they may not be able to resell their stock or resell it at a price higher than they paid for it.

We plan to take action in the future so that our common stock will trade on the Over-the-Counter Bulletin Board (“OTCBB”).  Because the OTCBB is a broker driven market, before our stock may be listed and quoted, brokers must apply for it to be listed and then establish market levels for it to trade.  We must wait until brokers take the appropriate action before our common stock will trade in that market.  Alternatively, we may seek to have our common stock traded on the Pink Sheets.  No broker-dealers have expressed an interest in trading or applying to the Over-the-Counter Bulletin Board to quote our common stock. There can be no assurance that a market will develop for the common stock.  If there is no public market, investors may have difficulty in selling their common stock.

Future sales of shares by our current stockholders and the selling stockholders could adversely affect the market price of our common stock.

The current outstanding shares of common stock are restricted or may be sold subject to Rule 144 and its limitations.  The 356,674 shares of the selling stockholders may be sold pursuant to this prospectus whenever they determine in whatever amount.  Investors should be aware that the possibility of sales, in the future, may have a depressive effect on the price of the common stock in any market which may develop and, therefore, the ability of any investor to market his shares may depend upon the number of shares that are offered and sold.

Because the common stock of Diagnostic Imaging will be deemed “penny stock” under the Securities and Securities Exchange, investors bear the risk of not being able to readily resell the shares acquired in the offering in the public markets.

The shares are defined as a penny stock under the Securities and Exchange Act of 1934 and rules of the SEC.  These rules impose additional sales practice and disclosure requirements on broker-dealers who sell our shares to persons other than institutional accredited investors and purchasers who are our officers, directors or beneficial owners of 5% or more of our common stock.  Institutional accredited investors include banks, private development companies, certain organizations with assets in excess of $5,000,000 and entities, all the owners of which are accredited investors. For transactions subject to the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser’s written agreement prior to sale.  In addition, the broker-dealer must make certain mandated disclosures to buyers in transactions of penny stocks.  These disclosures include Schedule 15G which highlights the risks and broker obligations of an investment in penny stock and the rights and remedies of an investor, the bid and offer quotations of the stock, whether the transaction is on a principal basis, the dealers offer and bid prices and whether it has effected transactions at those prices, the compensation that the broker will receive in the transaction as well as compensation to associated persons, and the account statements have similar disclosure requirements.  Consequently, these rules may affect the ability of broker-dealers to make a market in our common stock and may affect the investors’ ability to resell shares purchased in this offering.  These transaction rules also may have a depressive effect on the market because brokers cannot generally recommend an investment in Diagnostic Imaging.  Therefore, in all likelihood, a public market will be slow to develop, if at all.

Our Company has a single officer and director on which it depends.  The loss of his services would disrupt our business plan.

The Company has a single officer and director who is also the largest stockholder.  Because our business is run by only one person, we are dependent on his availability for everything.  If he should be unavailable for any reason, our business will suffer greatly.

Mr. Richard Jagodnik, our sole officer and director, has no prior experience in the diagnostic imaging industry; therefore, we may not successfully attain any aspect of our business plan.

We may not be able to attain any part of our intended business plan because Mr. Richard Jagodnik has no prior business experience in the diagnostic imaging industry.  Therefore, investors are relaying on his ability to develop the company and its business plan.  If Mr. Jagodnik is unsuccessful, investors will lose the value of their investment.

Our sole director and officer will have substantial ability to control our business direction.  Therefore, investors if they are dissatisfied with the business direction of the Company, will not be able to exercise their corporate authority as shareholders sufficient to change directors and consequently management and the business of the Company.

Our sole director and officer owns 71.45% of the common stock outstanding.  Therefore, this person will be in a position to determine and influence the selection and election of our directors, if not actually control it.  Consequently, he will be able to influence the business operations of Diagnostic Imaging.   Investors will have little ability to influence management or the business direction of the company.

ITEM 2. DESCRIPTION OF PROPERTY

Property

We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. We estimate that the current fair market value of the office space provided by our executive officer to be approximately $4,800 per year. In addition, our executive officer provides us with telephone, office supplies and other minor operating expenses valued at approximately $1,200 per year. These amounts are included in the financial statements presented herein.  We believe that this facility is adequate to meet our corporate headquarter needs until such time as we begin business operations.

Employees

Diagnostic Imaging currently has one employee who is the chief executive officer and chairman of the board. He currently does not receive any cash remuneration for his services. As we implement our business plan we will need additional employees.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for vote during the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

Common Stock

Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock, par value $.001 per share.  There are 9,796,672 shares issued and outstanding as of March 27, 2007.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders.  In addition, the holders are entitled to receive dividends ratably, if any, as may be declared from time to time by the board of directors out of legally available funds.  In the event of our dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all the assets remaining after payment of all our liabilities and subject to the prior distribution to any senior securities that may be outstanding at that time.  The holders of common stock do not have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares. Directors are elected by plurality, but the holders of more than 50% of such outstanding shares, voting at an election of directors are assured of electing all the directors on the board of directors.   All outstanding shares of common stock are, when issued, the shares of common stock offered hereby, are full paid and non-assessable.

Preferred Stock

Diagnostic Imaging is authorized to issue up to 10,000,000 shares of preferred stock, $.001 par value.  There are no shares of preferred stock issued and outstanding as of March 27, 2007.

The preferred stock may be characterized as "blank check" stock.  This means that the board of directors, without any action by the stockholders of common stock, have the right, from time to time, to designate some or all of the preferred stock into one or more series, and fix for each series the number of shares, full or limited voting powers, and the designations, preferences, participating, optional and other special rights, and the qualifications, limitations or restrictions of the various aspects of a series. Because of this ability of the board of directors, the preferred stock may be issued quickly and contain provisions that may have an anti-takeover effect, which may not be in some or all of the interests of subordinate preferred stock and common stockholders. In addition, because the board of directors may create convertible and paid-in-kind features for a series of preferred stock, if these features use common stock, Diagnostic Imaging may become committed to issue or issue additional common stock from time to time. Any commitment for additional common stock to be issued or actually issued pursuant to the terms of any series of preferred stock may have various results including: (i) an absolute dilutive effect on the current stockholders percentage ownership of the then outstanding common stock and depending on the amount paid for the issued series of preferred stock and payable on conversion, if any amount is to be paid, a financial dilutive effect on previously issued equity securities of the company, including the common stock, (ii) the potential issuance may cause "overhang" issues and impair the marketability or price of the common stock in any public market on which the common stock may be traded, or (iii) may require the company to issue additional common stock at time that is in opportune for Diagnostic Imaging or its  stockholders. The preferred stock does not have any pre-emptive rights.

Transfer Agent

The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer Co. Inc., 200 Memorial Parkway, Atlantic Highlands, New Jersey, 07716.

Holders

As of March 27, 2006, there were 35 holders of record of the common stock.

MARKET FOR COMMON STOCK

Our common stock is not approved for listing on any trading medium or exchange. We plan to take action in the future so that our common stock will trade on the Over-the-Counter Bulletin Board (“OTCBB”).  Because the OTCBB is a broker driven market, before our stock may be listed and quoted, brokers must apply for it to be listed and then establish market levels for it to trade.  We must wait until brokers take the appropriate action before our common stock will trade in that market.  Alternatively, we may seek to have our common stock traded on the Pink Sheets. No broker-dealers have expressed an interest in trading or applying to the Over-the-Counter Bulletin Board to quote our common stock. There can be no assurance that a market will develop for the common stock.  If there is no public market, investors may have difficulty in selling their common stock.

Our common shares are defined as a penny stock under the Securities and Exchange Act of 1934 and rules of the SEC.  These rules impose additional sales practice and disclosure requirements on broker-dealers who sell our shares to persons other than institutional accredited investors and purchasers who are our officers, directors or beneficial owners of 5% or more of our common stock.  Institutional accredited investors include banks, private development companies, certain organizations with assets in excess of $5,000,000 and entities, all the owners of which are accredited investors. For transactions subject to the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser’s written agreement prior to sale.  In addition, the broker-dealer must make certain mandated disclosures to buyers in transactions of penny stocks.  These disclosures include Schedule 15G which highlights the risks and broker obligations of an investment in penny stock and the rights and remedies of an investor, the bid and offer quotations of the stock, whether the transaction is on a principal basis, the dealers offer and bid prices and whether it has effected transactions at those prices, the compensation that the broker will receive in the transaction as well as compensation to associated persons, and the account statements have similar disclosure requirements.  Consequently, these rules may affect the ability of broker-dealers to make a market in our common stock and may affect the investors’ ability to resell shares purchased in this offering.  These transaction rules also may have a depressive effect on the market because brokers cannot generally recommend an investment in Diagnostic Imaging.  Therefore, in all likelihood, a public market will be slow to develop, if at all.

We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

In September 2005, the Company sold 80,004 shares of its common stock to 12 individuals for total proceeds of $12,001.

In October 2005, we sold 50,002 shares to 8 individuals for total proceeds of $7,500.

In November 2005, we sold 26,666 shares to 6 individuals for total proceeds of $4,000.

In February 2006, we sold 13,334 shares to 2 individuals for total proceeds of $2,000.

In March, 2006 we sold 26,668 shares to 4 individuals for total proceeds of $4,000.

All of the sales were through private placements at $0.15 per share. The issuances were made on the basis of an exemption under Section 4(2) of the Securities Act of 1933 to each recipient who represented it was an accredited investor and had the ability to assess an investment in the Registrant.  These transactions conformed either to the requirements of Regulation S or Regulation D.  All of the funds received from these sales were utilized as working capital.

On April 26, 2006, we issued 7,000,000 shares of our common stock to Mr. Richard Jagodnik, our president and sole director for management services rendered. These shares were issued on the basis of an exemption under 4(2) of the Securities Act of 1933.  These shares were valued at $7,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Diagnostic Imaging included elsewhere herein.

Plan of Operations

Diagnostic Imaging intends to open and operate Magnetic Resonance Imaging clinics in Canada. We will provide imaging services for fees to private individuals, workers compensation boards, private insurance companies and those not covered by government insured programs.

We currently plan initially to open a clinic in each of Vancouver, British Columbia and Winnipeg, Manitoba.   If we are successful with operations in those locations, then we intend to open a third clinic in Montreal, Quebec. After the implementation of the initial three MRI clinics, we anticipate adding Computed Tomography scan equipment to those facilities and also will evaluate future opportunities for Positron Emission Tomography clinics as well as additional MRI clinics in other locations throughout of Canada.  Such additional locations will depend on an analysis of the various markets, costs, and availability of capital.

We believe it will take approximately 24 months to open and commence operations for an initial clinic.  We expect that once we have a clinic open and operating, subsequent clinics will be able to be opened and operational in three to six months.  The reason for the faster establishment time for later opened clinics will be the ability of the company to obtain approvals more quickly because of its having operations, the work in locating and establishing relations with vendors will have been accomplished, it will have build-out experience and plans, and it will have other experience that will facilitate the development of additional clinics.

The first phase of our business plan will focus on raising the required capital. We believe we will need approximately $10,000,000 in order to open our first three diagnostic imaging clinics. We anticipate acquiring the funding through any one or a combination of the sale of our securities in public or private placement transactions, the issuance of convertible debentures or obtaining loans from financial institutions. The Company plans to seek financing during 2007, and expects to commence contacting investment bankers and private placement agents sometime after the beginning of the year.  If there is interest shown by these professionals, it is expected that it would take at least three to six months to locate interested investors and negotiate terms for an investment. Other than commencing to internally identify investment professionals who may be interested in a company our size and our industry, we have not yet contacted any investment professionals or taken any steps to commence the search for future additional financing. Any new financing is expected to be either common equity or convertible into common equity.  To the extent that common equity is issued, there will be dilution to the then current stockholders of their percentage ownership.  To the extent that securities are convertible, either under convertible notes, preferred stock or warrants, there will likely be a market diluting effect from the overhang.  If the financing is in the form of debt or preferred stock, the company will likely be subject to financial covenants that may restrict its operations and ability to obtain other financing because of consent requirements or various possible earnings requirements, debt to equity ratios and secured party rights, among others.  Moreover, debt and preferred stock will often require interest and dividend payments, which may be accumulated, and limits on declaring dividends on the common stock.  The existence of debt and preferred stock with restrictive covenants or priority in security interests that we may have to give, could limit our ability to find financing in the future and to purchase equipment under purchase lien programs. If we are only able to raise less than the $10,000,000, then we will have to scale back our plans, which may be to reduce the number of clinics according to the amount of capital we have.  We expect to incur substantial expenses in the implementation of our plan of operations before we realize any revenues from our efforts. Because we are in the early stages of implementing our business plan, we cannot indicate now if we will ever be profitable. We also anticipate that we will need additional capital to significantly expand our currently planned operations and to pursue other prospects. We may need additional capital in the event we encounter unexpected operating expenses and requirements.

Once we have adequate funding we will begin the second phase of our business plan. This phase will include the hiring of a physician or radiologist as our Chief Medical Officer.  We plan to hire such a person on a part-time or consulting basis in order to keep our costs and commitments to a minimum in the earlier stage of development and implementation of the business plan.  However, depending on the business activities required of this person, we may have to have the person as a full time employee.  We believe that there are persons readily available for this position on a part-time, consulting and full-time basis.  His or her initial responsibility will be to assist in obtaining the appropriate licensing permits. We will be subject to a substantial amount of regulation by the Canadian government, provinces and territories in which we conduct our business. In order to open a clinic, it must be licensed by the Ministry of Health and sanctioned by the College of Physicians and Surgeons in the province in which it is located. A Chief Medical Officer is needed in order to navigate through the lengthy approvals process. There will also be requirements for handling bio-hazardous and radioactive materials and wastes. We believe the licensing process will require from 12 to 18 months and it is expected to cost $50,000.  The costs will be associated with salaries, engaging consultants for the application process, filing fees and other costs that may arise.

The third phase of our plan will entail locating clinic sites and obtaining the necessary diagnostic imaging and other equipment. Each MRI clinic will require approximately 2,000 square feet. Ideally, the clinic should be located in or close to an existing medical facility for the convenience of customers.  We intend to lease the premises for our clinics. We anticipate that each site will require extensive renovations. The building must be structurally sound in order to support the weight of a MRI machine which is approximately 12,000 lbs. per machine. Each facility will require a separate insulated room for the MRI scanner, a control room, clothing change rooms, offices, storage area, a reception/waiting room and a washroom. Each facility will require 220 volt – 3 phase electricity into the building. We anticipate that the renovation work alone will be from $600,000 to $800,000 per facility.  We may receive rent concessions from landlords for renovations, the amounts of which would depend on the length of the term of the lease. The vendors of MRI equipment advised us that they will do all of the necessary leasehold improvements to the site in order to have it ready for operation. This includes taking down existing exterior and interior walls. The room where the MRI machine is to be housed must be insulated – the four walls, ceiling and floor have to be insulated with fine copper mesh (to eliminate RF interference). The equipment is brought on site, usually with the use a crane, through an exterior wall. All exterior and interior walls are then repaired by the vendor. The vendor then sets up, fully inspects and tests the equipment once it is on site in the room. Two different vendors of medical imaging equipment said that costs for renovations typically run in the $600,000 - $800,000 range. We also anticipate having to obtain building permits and similar permissions, however, this requirement may be reduced or alleviated if we are located in medical office buildings where it is common that the landlord has obtained or will participate in obtaining necessary permits.

The capital cost to acquire a high field strength MRI machine varies with the field strength. All MRI machines are calibrated in “Tesla” units. The strength of a magnetic field is measured in Tesla units or Gauss units. The stronger the magnetic field, the stronger the amount of radio signals which can be elicited from the body’s atoms and therefore the higher the quality of MRI images. High field strength machines provide faster and better quality scanning. We anticipate an MRI machine will cost about $2.2 million per machine and annual equipment maintenance costs range from $150,000 to $180,000 per machine.  MRI machines use super conducting magnets which utilize a considerable amount of water. As cold water must run through the magnet in order to cool it, a chiller is required for cold water. A chiller costs approximately $40,000. We will also require a Universal Power Supply (UPS) back up for brown outs and black outs. The cost of a UPS system is approximately $80,000.  We believe that suppliers of these components offer purchase financing.  For a start up operation, such financing is anticipated to be limited to a smaller portion of the acquisition cost and may be at higher rates than offered to operating companies, and may require letters of credit or guarantees.  We plan to explore opportunities for such financing and evaluate it in light of its cost and the availability of funds to the company and its working capital.  Initially, we are planning on being required to purchase such machinery without financing.

In addition to the MRI machines and facilities, we also need office equipment in each facility. We will need various pieces of furniture such as desks, chairs, filing cabinets and various electronic equipment such as copiers, fax machines, telephone systems, computers and security equipment. We currently estimate these costs to be approximately $23,000.

We will need to purchase supplies such as Gadolinium, which is a contrast agent that is required for those scans that require a contrast (about 30% of scans). Gadolinium can be purchased from a pharmaceutical company, and we believe it is reasonably available in the market place. Smocks, linens, towels can be obtained through a laundry service provider.  These supplies will not be required until the clinic is near to operational and can be sourced at that time.

Once we have obtained the clinic sites and equipment we will begin staffing each of our facilities. Each clinic will require a radiologist (who will also serve as the Chief Medical Officer of the facility), MRI technicians, office manager, receptionist and a marketing manager at minimum. In addition to overseeing the licensing functions, the radiologist will be responsible for reading the scans. The MRI technician will perform the imaging scans. The office manager will do the scheduling, greet patients and perform the invoicing and accounting functions. The receptionist will be responsible for answering the phones and typing the radiologist’s dictations and faxing them to the family doctors.  The marketing manager will be responsible for meeting regularly with doctors, physicians, private insurance companies and workers compensation boards in order to promote the Company’s business.  We anticipate that our primary business office will require a Chief Medical Officer (a radiologist) and a Vice President of Finance/Controller.  We believe these persons are available for hire in the cities we plan to locate our facilities.  However, because of the demand for these persons and the fact that training facilities are not graduating as many as the market requires the ability of any potential employer to find these persons are often difficult.  Therefore, we anticipate having to compete for such hires, and we may have to offer substantially better employment packages than our competitors.  We believe that for our clinics to operate efficiently, these persons will have to be direct and full time employees.  As a result the company will have to make substantial employment commitments.  Notwithstanding, the company will seek to use part-time employees and outsource providers where available, cost effective and conducive to the standards of service that will enhance our operations and reputations.

No assurance can be given that Diagnostic Imaging will be successful in implementing any phase or all phases of the proposed business plan. Implementation depends on many factors, including, among other things, having enough funds when needed for each phase, acquiring the appropriate operating licenses, achieving market acceptance for our services, effective marketing, and developing a competent and sufficient management and medical staff team.

If we are unable to raise the full $10,000,000 that we believe is needed in order to open three fully operational clinics we will have to scale back our operational plans. Such scale backs could include opening only one or possibly two clinics, leasing the MRI equipment as opposed to the purchase of the equipment and employ less than the number of personnel than we anticipate that we will need to staff our operations.

If management is unable to implement its proposed business plan, it does not have any alternative proposals. In that event, investors should anticipate that their investment will be lost and there will be no ability to profit from the business opportunity of our proposed diagnostic imaging services operations.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the year ended December 31, 2006.

Operating expenses for the year ended December 31, 2006 totaled $67,651. We incurred $59,687 in professional fees primarily for the audit and reviews of our financial statements from inception through December 31, 2006 and legal and consulting fees incurred for the preparation and filing of our SB-2 registration statement. The remaining $7,964 in expenses were incurred for rent and general business operations.

Operating expenses for the year ended December 31, 2005 totaled $15,019. The Company incurred management fees to our current President of $7,000 in lieu of wages.  The remaining $8,019 in expenses were incurred for rent and general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to December 31, 2006, we have funded our operations from the sale of our common stock.

In September, 2005, the Company sold 80,004 shares of its common stock to 12 individuals for total proceeds of $12,001. In October, 2005, we sold 50,002 shares to 8 individuals for total proceeds of $7,500. In November, 2005, we sold 26,666 shares to 6 individuals for total proceeds of $4,000. In February, 2006, we sold 13,334 shares to 2 individuals for total proceeds of $2,000. In March, 2006 we sold 26,668 shares to 4 individuals for total proceeds of $4,000. All of the sales were through private placements at $0.15 per share. We utilized the funds received for working capital.

As of December 31, 2006, our assets totaled $2,993, which consisted solely of cash balances. Our total liabilities consisted of accounts payable of $34,903. We had an accumulated deficit of $108,893 and had working capital deficit of $31,100.

Our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and has minimum cash, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations over the longer term.  Management believes that at this stage of the operations of the Company, where we have minimal operations, we will be able to obtain sufficient amounts for day to day operations for the near term.  However, thereafter, unless it is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

We do not have sufficient working capital to begin the implementation of our business plan. We anticipate that we will need to raise at least $10,000,000 to open our first three diagnostic imaging clinics. We currently do not have any sources for this funding.  We anticipate raising the required funding through the sale of our securities in public or private placement transactions, and/or the issuance of convertible debentures and/or loans from financial institutions. We have no commitments at this time and we cannot give any assurances that we will be successful in raising adequate funds in order to implement our business plan.  We will require additional capital in order to begin operations for additional clinics in the future.

New Accounting Pronouncements

Diagnostic Imaging does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Diagnostic Imaging’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent auditors’ report

  F-2

Consolidated Balance Sheet as of December 31, 2006

  F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005,

  F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005

  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

  F-6

Notes to Consolidated Financial Statements

  F-7

Report of Independent Auditors

Board of Directors

Diagnostic Imaging International Corp

We have audited the accompanying consolidated balance sheet of Diagnostic Imaging International Corp (A Development Stage Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006, 2005 and the period since inception on March 14, 2002 to December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging International Corp as of December 31, 2006 and the consolidated results of their operations and cash flows for the years ended December 31, 2006, 2005 and since inception in 2002 through December 31, 2006 in conformity with generally accepted accounting principles applied on a consistent basis after restatement for the change in the method of accounting for contributed services as described in Note 8 to the financial statements.

The accompanying consolidated financial statements have been prepared assuming that Diagnostic Imaging International Corp. will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, Diagnostic Imaging has suffered recurring losses from operations and has minimum cash, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robnett & Company LP

Austin, Texas

March 21, 2007

/s/ Robnett & Company LP

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2006

Assets
Current Assets
Operating Cash – US Bank	$1,920.29
Operating Cash – Canada Bank	1,073.08
Total Current Assets	$2,993.37

Fixed Assets
Total Fixed Assets	0.00

Other Assets
Total Other Assets	0.00

Total Assets	$2,993.37

Liabilities
Current Liabilities
Accounts payable	$34,093.37
Total Current Liabilities	34,093.37

Long-Term Liabilities
Total Long-Term Liabilities	0.00

Total Liabilities	$34,093.37

Shareholders’ Equity
Preferred stock, .001 par value, 10,000,000 shares authorized, none issued or outstanding

Common stock, .001 par value; 100,000,000 shares authorized, 9,796,672 issued and outstanding	9,796.67

Additional paid-in capital	68,203.38

(Deficit) accumulated during the development stage	(108,892.81)

Comprehensive income (loss) accumulated during development stage	(207.24)

Total Shareholders’ Equity	$(31,100.00)

Total Liabilities and Shareholders’ Equity	$2,993.37

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2005	March 14, 2002 (date of inception) to Dec. 31, 2006
		(Restated)	(Restated)
Sales

Total Sales	$0.00	$0.00	$0.00

Operating Expense
Bank Service Charges	$285.64	$102.00	$722.90
Licenses, Fees, Permits	0.00	0.00	671.00
Travel	0.00	425.00	425.00
Administration Fees	7,588.14	6,876.00	35,899.14
Professional Fees	59,687.35	616.37	64,174.77
Management Fees	0.00	7,000.00	7,000.00
Total Expenses	67,561.13	15,019.37	108,892.81

Operating Income (Loss)	(67,561.13)	(15,019.37)	(108,892.81)

Other Income (Expense)

Net Income (Loss) before Taxes	(67,561.13)	(15,019.37)	(108,892.81)

Income Taxes
Deferred Income Tax (Benefit) Expense	0.00	2,573.72	0.00
Total Income Taxes (Benefit)	0.00	2,573.72	0.00

Net Income (Loss) after Taxes	(67,561.13)	(17,593.09)	(108,892.81)

Other Comprehensive Income (Loss)
Gain (Loss) on Foreign Exchange	(404.27)	(151.74)	(207.24)
Total Comprehensive Income (Loss)	(404.27)	(151.74)	(207.24)

Comprehensive Income (Loss)	$(67,965.40)	$(17,744.83)	$(109,100.05)

Income (Loss) per share	$(.00019)	$(.00027)	$(.00302)

Weighted average number of shares	6,178,334	2,600,000	6,178,334

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Capital
From Inception March 14, 2002 to December 31, 2006

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
			(Restated)	(Restated)		(Restated)
March 14, 2002	$0.00	0	$0.00	$0.00	$0.00	$0.00
Proceeds from Sale of Stock	2,600.00	2,600,000	10,400.00	-	-	13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive income (Loss)		-	-	-	(16.00)	(16.00)
Net Income (Loss)				(9,823.27)		(9,823.27)

December 31, 2002	2,600.00	2,600,000	14,900.00	(9,823.27)	(16.00)	7,660.73
Proceeds from Sale of Stock	0.00	-	0.00	-	-	0.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)	0.00	-	0.00	-	264.74	264.74
Net Income (Loss)	0.00	-	0.00	(7,387.32)	-	(7,387.32)

December 31, 2003	2,600.00	2,600,000	20,900.00	(17,210.59)	248.74	6,538.15
Proceeds from Sale of Stock	0.00	-	0.00	-	-	0.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					100.03	100.03
Net Income (Loss)				(6,528.00)		(6,528.00)

December 31, 2004	2,600.00	2,600,000	26,900.00	(23,738.59)	348.77	6,110.18
Proceeds from Sale of Stock	7,156.67	7,156,672	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					(151.74)	(151.74)
Net Income (Loss)				(17,593.09)		(17,593.09)

December 31, 2005	$9,756.67	9,756,672	$56,243.38	$(41,331.68)	$197.03	$24,865.40
Proceeds from Sale of Stock	40	40,000				40,000
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive income (Loss)					(404.27)	(404.27)
Net Income (Loss)				(67,561.13)		(67,561.13)

December 31, 2006	$9,796.67	9,796,672	$68,203.38	$(108,892.81)	$(207.24)	$(31,100.00)

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Twelve Months ended Dec. 31, 2006	For the Twelve Months ended Dec. 31, 2005	March 14, 2002 (date of Inception) to Dec. 31, 2006
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(67,561.13)	$(17,593.09)	$(108,892.81)
Adjustments to Reconcile Net Income (used in) operating activities:
Depreciation and Amortization	0.00	0.00	0.00
Gain (Loss) on Foreign Exchange	(404.27)	(151.74)	(207.24)
Decrease (Increase) in
Accounts Receivable	0.00	0.00	0.00
Accounts Payable	32,587.00	3,480.09	34,093.37
Net Cash Provided By (Used in) Operating Activities	(35,378.40)	(14,264.74)	(75,006.68)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	0.00	0.00	0.00
Net Cash Provided By (Used in) Investing Activities	0.00	0.00	0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital	11,960.00	6,000.00	34,460.00
Proceeds From Sale of Stock	40.00	30,500.05	43,540.05
Net Cash Provided By (Used in) Financing Activities	12,000.00	36,500.05	78,000.05

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,378.40)	22,235.31	2,993.37

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,371.77	4,136.46

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,993.37	$26,371.77	$2,993.37

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

1.   Organization and Summary of Significant Accounting Policies

Organization

Diagnostic Imaging International Corp, (the “Company”, “Diagnostic” or the “Registrant”) A Nevada Corporation was incorporated on December 12, 2000 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Nevada Business Corporation Act. Prior to August 19, 2005, the Company was named Galloway Investments Corp. Upon inception Galloway Investment Corp created a subsidiary Galloway Properties Corp which was effectively dissolved in August 2005. The Company does not currently have any subsidiaries.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its previously wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Segments

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting standards for a company’s operating segments in annual financial statements and the reporting of selected information about operating segments in financial statements. The adoption of SFAS No. 131 had no effect on the disclosure of segment information as the Company is considered to be a developmental stage company thus far without segments.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

2. Organization and Summary of Significant Accounting Policies

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized ($404.27) and ($151.74) in 2006 and 2005 respectfully.

3. Development Stage Operations

The corporation was incorporated in December 2000 but didn’t have any activity until Spring of 2002.  In 2002 the original articles of incorporation were amended to increase the authorized number of shares of common stock from 1,000,000 to 100,000,000 and authorized 10,000,000 in preferred stock.  The company remained dormant until August of 2005 when the original shareholders sold there shares to the now majority shareholders at which time the company filed another amended articles of incorporation with the state of Nevada changing the name of the corporation from Galloway Investments Inc. to Diagnostic Imaging International Corporation. It is the intent of the current majority shareholders to operate a chain of MRI clinics across Canada after it raises the necessary capital.  Consequently, until such time as the capital is raised and the company starts operations there is a good likely hood that the company could have going concern issues.

4. Income Taxes.

As of December 31, 2006, the company had estimated federal net operating loss carry-forwards approximating $20,098. The net operating losses will expire beginning in 2017, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The companies deferred taxes are attributable to the net operating loss carry-forwards.  The deferred tax asset equals $15,390 and $4,869 at December 31, 2006 and 2005 respectfully.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

	2006	2005
GAAP Net Loss before taxes	$(67,561.13)	$(15,019.37)
Increase (decrease) expenses (Non-deductible expenses)	6,000.00	6,000.00
After converting for exchange rate	-	(161.17)

Taxable Net Loss	$(61,561.13)	$(9,180.54)

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

5. Commitments & Contingencies

None

6. Subsequent Events

None, other than those described in note 2.

7. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $67,561.13 and $17,593.09 in 2006 and 2005 respectfully. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.  Correction of Errors in Previously Issued Financial Statements

In previously issued financial statements, management omitted the fair value of certain services rendered to the company by its President, Richard Jagodnik.  Mr. Jagodnik provides office space for the company which includes utilities and office supplies.  Management estimates the fair value of these services to be $6,000.00 per year based on market comparisons of similar facilities.  The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results:

	12/31/2005 (Restated)	12/31/2004 (Restated)	12/31/2003 (Restated	12/31/2002 (Restated)	3/14/2002 (date of inception) To 12/31/2005 (Restated)
STATEMENT OF INCOME DATA
Administration Fees	$6,876.00	$6,600.00	$7,750.00	$7,085.00	$28,311.00
Comprehensive Income (Loss)	(17,744.83)	(6,427.97)	(7,122.58)	(9,839.27)	(41,134.65)
Income (Loss) per share	(.0028)	(.0024)	(.0027)	(.0038)	(.0066)

BALANCE SHEET AND OTHER DATA
Additional Paid-in Capital	56,243.38	26,900.00	20,900.00	4,500.00	56,243.38
(Deficit) Accumulated during development stage	(41,331.68)	(23,738.59)	(17,210.59)	(9,823.27)	(41,331.68)

As discussed in Note 4 “Income Taxes”, the company has deferred tax assets of $15,390 and $4,869 at December 31, 2006 and 2005 respectfully.  A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of December 31, 2006, the Company reduced net income by the amount of the valuation allowance.

Cash balances at December 31, 2005 were restated to reflect the correct balances based on United States currency.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting..

ITEM 8B. OTHER INFORMATION

                 There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The sole officer and director of Diagnostic Imaging is Richard Jagodnik. Mr. Jagodnik is 38 and a Chartered Accountant in Canada. He graduated from Concordia University in 1990 with a Bachelor of Commerce degree with a major in accounting. Mr. Jagodnik received his Chartered Accountant certification in 1993. From 1997 through 2005, he was the Vice President of Finance for Interesting Displays & Ideas, a Montreal based manufacturing organization. From 1990 through 1997, Mr. Jagodnik worked in public practice with Friedman and Friedman, Chartered Accountants. With his financial background he has acquired experience in strategic planning, budgeting, project and contract management and organizational planning.

The amount of time that Mr. Jagodnik devotes to the business affairs depends on the needs of the company from time to time.  Currently, Mr. Jagodnik spends approximately 15% of his business time on the affairs of the company, but this is likely to increase as implementation of the business plan progresses.  If the business plan is delayed or revised to be less than described herein, the amount of time he will spend on the affairs of the company will decrease.

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

Directors

Each director holds office until the next meeting of stockholders or until his successor is duly appointed and qualified.  Directors do not receive any compensation for their services at this time. In the future, if Diagnostic Imaging has non-employee directors, it expects it will provide a compensation package primarily based on stock options and reimbursement for direct expenses.  Such compensation package will be determined at that time.

Board of Directors

Our board of directors considers all major decisions, including those that might be overseen by an audit committee and a nominations committee.  For example, the board oversees the accounting and financial reporting processes and audits of the financial statements.  It selects and appoints the independent auditors and assesses their qualifications and independence.  The board reviews the corporate governance standards and establishes certain guidelines within the context of having a single officer and director.  If and when there are additional employees and directors, such guidelines will be reviewed and adjusted accordingly.  The board determines those persons who will be nominated for election as directors.  The board anticipates that if the board is expanded, the initial selection of persons to fill newly created directorships will be at the sole determination of the then current directors, which will initially be only Mr. Jagodnik.  The board will consider suggestions from shareholders which may be communicated directly to the board.  Persons identified as potential board members should have an appropriate business background relevant to the proposed business of Diagnostic Imaging, have experience in working in or with development stage companies and experience in the capital requirements and funding of such enterprises and have an ability to read and interpret financial statements at a minimum.  There are no limitations on persons that may be suggested as potential directors.

Committees of the Board of Directors

The board of directors of Diagnostic Imaging has no committees.  In the future, it may establish audit, nomination and compensation committees as required. Diagnostic Imaging does not believe any committees are currently required.

Independence of Directors

Our common stock is not currently traded in any public market. Therefore, the company is not required to have independent members of the board of directors.  Neither the Over-the-Counter nor Pink Sheets requires independent persons as directors of companies traded thereon.  Mr. Jagodnik is not an independent director, as he is an employee of the company.

Limitation on Directors’ Liabilities

The bylaws of Diagnostic Imaging provide for full indemnification of its directors and officers under Nevada law.  Nevada law provides that a corporation may indemnify any person who is a party to a suit or action or threatened to be made a party to a suit or action, unless the action is by the corporation or is a derivative action on behalf of the corporation when the suit or action is based on his actions on behalf of the corporation or is based on his actions taken at the request of the corporation, and the actions were taken in good faith for the best interests of the corporation.  Indemnification will include expenses, attorney fees, judgments, fines and settlement amounts.  Where a director or officer is successful on the merits of any suit or action brought against him by reason of his actions for or on behalf of the corporation, he shall be fully indemnified.  Diagnostic Imaging may advance expenses in connection with a suit or action against its directors and officers if approved by the stockholders or directors who are not part of the action.  Diagnostic Imaging may obtain insurance for any of the indemnification obligations or may provide other financial arrangements such as establishment of a trust fund or program of self insurance.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2006.

LONG TERM COMPENSATION
AWARDS
		ANNUAL COMPENSATION					PAYOUTS
					RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	YEAR (1)	($)	($)	($)	($)	SARS(#)	($)	($) (2)
Richard Jagodnik,	2006	$0	$0		$0			$ 0
President & Director	2005	$0	$0		$0			$ 7,000

(1)

For the fiscal years ended December 31, 2006 and 2005.

(2)

During 2005, we issued 7,000,000 shares of our common stock to Mr. Richard Jagodnik, our sole officer and director. These shares were valued at $7,000 based on a par value of $0.001 per share.

We have not paid any cash compensation or other benefits to our executive officer since our inception, except for the 7,000,000 shares of our common stock which were issued to Mr. Jagodnik in 2005 for management services provided. Until we have sufficient capital or revenues, Mr. Jagodnik will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Mr. Jagodnik will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on his then level of time devoted to Diagnostic Imaging and the scope of his responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate Mr. Jagodnik. In addition, we may use common stock to compensate others for services to Diagnostic Imaging.

No persons make over $100,000 per year.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2007, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(2)
Richard Jagodnik (3)	7,000,000	71.45%
Bernard Jagodnik (4)	2,000,000	20.42%
All directors and executive officers as a group (one person)	7,000,000	71.45%

____________________________________

(1)

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)

There are 9,796,672 shares of common stock currently issued and outstanding.  Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3)

Mr. Richard Jagodnik’s business address is 21 Malta Dollard des-Ormeaux, Québec, Canada  H9B 2E6.  Mr. Jagodnik received his 7,000,000 shares for management services rendered to the company.

(4)

Mr. Bernard Jagodnik’s business address is 21 Malta Dollard des-Ormeaux, Québec, Canada  H9B 2E6.  Mr. Jagodnik purchased his 2,000,000 shares from the prior owners of the company in a private transaction.

Mr. Richard Jagodnik is the son of Mr. Bernard Jagodnik.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, we issued 7,000,000 shares of our common stock to Mr. Richard Jagodnik, our sole officer and director for management services. These shares were valued at $7,000 based on a par value of $0.001 per share.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

3.1

Restated Articles of Incorporation of Diagnostic Imaging International, Corp. (formerly Galloway Investments Corp.) (2)

3.2

Bylaws of Diagnostic Imaging International, Corp. (formerly Galloway Investments Corp.) (2)

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

______________________________________________________

(1)

Filed herewith

(2)

Previously filed with Form SB-2 on August 9, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $20,000 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively, to Robnett & Company LP, our current independent accountants.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:  /s/ Richard Jagodnik

Richard Jagodnik

President

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Jagodnik Richard Jagodnik	President, Chief Financial Officer and Director (Principal Executive Officer and Accounting Officer)	March 31, 2007