Form 10QSB
period 2007-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2007-05-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from  _________________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2007, there were outstanding 9,796,672 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of March 31, 2007

Assets
Current Assets
Operating Cash – US Bank	$7,067.18
Operating Cash – Canada Bank	324.29
Total Current Assets	$7,391.47

Fixed Assets
Total Fixed Assets	0.00

Other Assets
Total Other Assets	0.00

Total Assets	$7,391.47

Liabilities
Current Liabilities
Accounts payable	$39,456.00
Total Current Liabilities	39,456.00

Long-Term Liabilities
Note Payable - Shareholder	20,000.00
Total Long-Term Liabilities	20,000.00

Total Liabilities	$59,456.00

Shareholders’ Equity
Preferred stock, .001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, .001 par value; 100,000,000 shares authorized, 9,796,672 issued and outstanding	9,796.67
Additional paid-in capital	69,703.38
(Deficit) accumulated during the development stage	(132,293.02)
Comprehensive income (loss) accumulated during development stage	728.44
Total Shareholders’ Equity	$(52,064.53)

Total Liabilities and Shareholders’ Equity	$7,391.47

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	March 14, 2002 (date of inception) to Mar. 31, 2007
			(Restated)
Sales

Total Sales	$0.00	$0.00	$0.00

Operating Expense
Bank Service Charges	$71.83	$94.54	$794.73
Interest Expense	0.51	0.00	0.51
Licenses, Fees, Permits	0.00	0.00	671.00
Travel	0.00	0.00	425.00
Administration Fees	6,045.00	1,375.00	41,944.14
Professional Fees	16,878.60	14,700.16	81,053.37
Management Fees	0.00	0.00	7,000.00
Total Expenses	22,995.94	16,169.70	131,888.75

Operating Income (Loss)	(22,995.94)	(16,169.70)	(131,888.75)

Other Income (Expense)

Net Income (Loss) before Taxes	(22,995.94)	(16,169.70)	(131,888.75)

Income Taxes
Total Income Taxes (Benefit)	0.00	0.00	0.00

Net Income (Loss) after Taxes	(22,995.94)	(16,169.70)	(131,888.75)

Other Comprehensive Income (Loss)
Gain (Loss) on Foreign Exchange	531.41	(169.05)	324.17
Total Comprehensive Income (Loss)	531.41	(169.05)	324.17

Comprehensive Income (Loss)	$(22,464.53)	$(16,338.75)	$(131,564.58)

Income (Loss) per share	$(.00019)	$(.00027)	$(.00302)

Weighted average number of shares	6,178,334	2,600,000	6,178,334

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Capital
From Inception March 14, 2002 to March 31, 2007

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
			(Restated)	(Restated)		(Restated)
March 14, 2002	$0.00	0	$0.00	$0.00	$0.00	$0.00
Proceeds from Sale of Stock	2,600.00	2,600,000	10,400.00	-	-	13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive income (Loss)		-	-	-	(16.00)	(16.00)
Net Income (Loss)				(9,823.27)		(9,823.27)

December 31, 2002	2,600.00	2,600,000	14,900.00	(9,823.27)	(16.00)	7,660.73
Proceeds from Sale of Stock	0.00	-	0.00	-	-	0.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)	0.00	-	0.00	-	264.74	264.74
Net Income (Loss)	0.00	-	0.00	(7,387.32)	-	(7,387.32)

December 31, 2003	2,600.00	2,600,000	20,900.00	(17,210.59)	248.74	6,538.15
Proceeds from Sale of Stock	0.00	-	0.00	-	-	0.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					100.03	100.03
Net Income (Loss)				(6,528.00)		(6,528.00)

December 31, 2004	2,600.00	2,600,000	26,900.00	(23,738.59)	348.77	6,110.18
Proceeds from Sale of Stock	7,156.67	7,156,672	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					(151.74)	(151.74)
Net Income (Loss)				(17,593.09)		(17,593.09)

December 31, 2005	$9,756.67	9,756,672	$56,243.38	$(41,331.68)	$197.03	$24,865.40
Proceeds from Sale of Stock	40	40,000				40,000
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive income (Loss)					(404.27)	(404.27)
Net Income (Loss)				(67,561.13)		(67,561.13)

December 31, 2006	$9,796.67	9,796,672	$68,203.38	$(108,892.81)	$(207.24)	$(31,100.00)
Proceeds from Sale of Stock
Additional Paid in Capital			1,500.00			1,500.00
Comprehensive income (Loss)					531.41	531.41
Net Income (Loss)				(22,995.94)		(22,995.94)

March 31, 2007	$9,796.67	9,796,672	$69,703.38	$(131,888.75)	$324.17	$(52,064.53)

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Three Months ended Mar. 31, 2007	For the Three Months ended Mar. 31, 2006	March 14, 2002 (date of Inception) to Mar. 31, 2007
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(22,995.94)	$(16,169.70)	$(131,888.75)
Adjustments to Reconcile Net Income (used in) operating activities:
Depreciation and Amortization	0.00	0.00	0.00
Gain (Loss) on Foreign Exchange	531.41	(169.05)	324.17
Decrease (Increase) in:
Accounts Receivable	0.00	0.00	0.00
Accounts Payable	5,362.63	8,443.63	39,456.00
Net Cash Provided By (Used in) Operating Activities	(17,101.90)	(7,895.12)	(92,108.58)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	0.00	0.00	0.00
Net Cash Provided By (Used in) Investing Activities	0.00	0.00	0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings	20,000.00	0.00	20,000.00
Additional Paid in Capital	1,500.00	5,960.00	35,960.00
Proceeds From Sale of Stock	0.00	40.00	43,540.05
Net Cash Provided By (Used in) Financing Activities	21,500.00	6,000.00	99,500.05

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,398.10	(1,895.12)	7,391.47

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,993.37	26,371.77

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,391.47	$24,476.65	$7,391.47

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

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

March 31, 2007

2. Organization and Summary of Significant Accounting Policies

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized $531 and ($169) in March 31, 2007 and 2006 respectfully.

3. Development Stage Operations

The corporation was incorporated in December 2000 but didn’t have any activity until Spring of 2002.  In 2002 the original articles of incorporation were amended to increase the authorized number of shares of common stock from 1,000,000 to 100,000,000 and authorized 10,000,000 in preferred stock.  The company remained dormant until August of 2005 when the original shareholders sold there shares to the now majority shareholders at which time the company filed another amended articles of incorporation with the state of Nevada changing the name of the corporation from Galloway Investments Inc. to Diagnostic Imaging International Corporation. It is the intent of the current majority shareholders to operate a chain of MRI clinics across Canada after it raises the necessary capital. Consequently, until such time as the capital is raised and the company starts operations, there is a good likelihood that the company could have going concern issues.

4. Income Taxes.

As of March 31, 2007, the company had estimated federal net operating loss carry-forwards approximating $101,889. The net operating losses will expire beginning in 2017, if not utilized.

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

March 31, 2007

5. Commitments & Contingencies

None

6. Subsequent Events

None, other than those described in note 2.

7. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $22,996 and $16,170 in at March 31, 2007 and 2006 respectfully. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

	12/31/2005 (Restated) $	12/31/2004 (Restated) $	12/31/2003 (Restated $	12/31/2002 (Restated) $	3/14/2002 (date of inception) To 12/31/2005 (Restated) $
STATEMENT OF INCOME DATA

Administration Fees	6,876.00	6,600.00	7,750.00	7,085.00	28,311.00
Comprehensive Income (Loss)	(17,744.83)	(6,427.97)	(7,122.58)	(9,839.27)	(41,134.65)
Income (Loss) per share	(.0028)	(.0024)	(.0027)	(.0038)	(.0028)

BALANCE SHEET AND OTHER DATA
Additional Paid In Capital	56,243.38	26,900.00	20,900.00	4,500.00	56,243.38

(Deficit) Accumulated during development stage	(41,331.68)	(23,738.59)	(17,210.59)	(9,823.27)	(41,331.68)

As discussed in Note 4 “Income Taxes”, the company has deferred tax assets of $5,374 and $9,852 at March 31, 2007 and 2006 respectfully.  A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of March 31, 2007, the Company reduced net income by the amount of the valuation allowance.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

9.  Long-Term Debt with a Related Party

During 2007, an officer loaned the Company $20,000.  The note is non-interest bearing and payable upon demand.  The balance at March 31, 2007 is $20,000.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-QSB quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses; the Company’s current dependency on its sole executive officer to continue funding the Company’s operations and, to the extent he should ever become unwilling to do so, the Company’s ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof.  Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

Plan of Operations

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

Based on existing MRI clinics per population and provincial restrictions, we believe that Vancouver, British Columbia and Winnipeg, Manitoba are the best locations for the start-up of our diagnostic imaging clinics. If we are successful with those operations we intend to open a third clinic in Montreal, Quebec. After the implementation of the initial three MRI clinics, we anticipate adding Computed Tomography scan equipment to those facilities and also will evaluate future opportunities for Positron Emission Tomography clinics as well as additional MRI clinics in other locations throughout of Canada.  Such additional locations will depend on an analysis of the various markets, costs, and availability of capital.

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

Employees and Directors

Diagnostic Imaging currently has one employee who is the chief executive officer and chairman of the board. He currently does not receive any cash remuneration for his services. As we implement our business plan we will need additional employees.

On April 24, 2007, Mr. Roberto Gervasi accepted appointment as a director of the Company.  The appointment was by consent action of the board of directors.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the three months ended March 31, 2007.

Operating expenses for the three months ended March 31, 2007 totaled $22,996. We incurred $16,879 in professional fees primarily for legal expenses and the audit and reviews of our financial statements. The remaining $6,117 in expenses were incurred for rent and general business operations.

Operating expenses for the three months ended March 31, 2006 totaled $16,170. The Company incurred professional fees of $14,700 primarily related to legal and audit services.  The remaining $1,470 in expenses was incurred for rent and general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to March 31, 2007, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder.

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

During the quarter ended March 31, 2007, our president loaned the Company $20,000 to fund our operations. The note is non-interest bearing and payable upon demand.  The balance at March 31, 2007 was $20,000.

As of March 31, 2007, our assets totaled $7,391, which consisted solely of cash balances. Our total liabilities consisted of accounts payable of $39,456 and the note payable of $20,000 due to our president. We had an accumulated deficit of $132,293 and had working capital deficit of $31,065.

Our independent auditors, in their report on the financial statements for the year ended December 31, 2006 have indicated that the Company has experienced recurring losses from operations and has minimum cash, which raises substantial doubt about our ability to continue as a going concern. As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations over the longer term.  Management believes that at this stage of the operations of the Company, where we have minimal operations, we will be able to obtain sufficient amounts for day to day operations for the near term.  However, thereafter, unless it is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

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

Item 3.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting..

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

(a)

Exhibits.

Exhibit No.

Description

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________________

(1)  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Jagodnik	President, Chief Financial Officer and	May 11, 2007
Richard Jagodnik	Director (Principal Executive Officer and Accounting Officer)