Form 10QSB
period 2007-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2007-08-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2007, there were outstanding 9,796,672 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of June 30, 2007

Assets
Current Assets
Operating Cash – US Bank	$2,022.08
Operating Cash – Canada Bank	334.65
Total Current Assets	$2,356.73

Fixed Assets
Total Fixed Assets	0.00

Other Assets
Total Other Assets	0.00

Total Assets	$2,356.73

Liabilities
Current Liabilities
Accounts payable	$47,375.09
Total Current Liabilities	47,375.09

Long-Term Liabilities
Note Payable - Shareholder	20,000.00
Total Long-Term Liabilities	20,000.00

Total Liabilities	$67,375.09

Shareholders’ Equity
Preferred stock, .001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, .001 par value; 100,000,000 shares authorized, 9,796,672 issued and outstanding	9,796.67
Additional paid-in capital	71,203.38
(Deficit) accumulated during the development stage	(146,775.21)
Comprehensive income (loss) accumulated during development stage	756.80
Total Shareholders’ Equity	$(65,018.36)

Total Liabilities and Shareholders’ Equity	$2,356.73

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006	March 14, 2002 (date of inception) to June 30, 2007
					(Restated)
Sales

Total Sales	$0.00	$0.00	$0.00	$0.00	$0.00

Operating Expense
Bank Service Charges	$63.10	$36.95	$134.93	$131.49	$857.83
Interest Expense	0.00	0.00	0.51	0.00	0.51
Licenses, Fees, Permits	0.00	0.00	0.00	0.00	671.00
Travel	0.00	0.00	0.00	0.00	425.00
Administration Fees	8,713.00	105.43	14,758.00	1,480.43	50,657.14
Professional Fees	5,706.09	5,750.00	22,584.69	20,450.16	86,759.46
Management Fees	0.00	0.00	0.00	0.00	7,000.00
Total Expenses	14,482.19	5,892.38	37,478.13	22,062.08	146,370.94

Operating Income (Loss)	(14,482.19)	(5,892.38)	(37,478.13)	(22,062.08)	(146,370.94)

Other Income (Expense)

Net Income (Loss) before Taxes	(14,482.19)	(5,892.38)	(37,478.13)	(22,062.08)	(146,370.94)

Income Taxes
Total Income Taxes (Benefit)	0.00	0.00	0.00	0.00	0.00

Net Income (Loss) after Taxes	(14,482.19)	(5,892.38)	(37,478.13)	(22,062.08)	(146,370.94)

Other Comprehensive Income (Loss)
Gain (Loss) on Foreign Exchange	28.36	223.81	559.77	54.76	352.53
Total Comprehensive Income (Loss)	28.36	223.81	559.77	54.76	352.53

Comprehensive Income (Loss)	$(14,453.83)	$(5,668.57)	$(36,918.36)	$(22,007.32)	$(146,018.41)

Income (Loss) per share	$(.0023)	$(.0022)	$(.00019)	$(.00027)	$(.00302)

Weighted average number of shares	6,178,334	2,600,000	6,178,334	2,600,000	6,178,334

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Capital
From Inception March 14, 2002 to June 30, 2007

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
			(Restated)	(Restated)		(Restated)
March 14, 2002	$0.00	0	$0.00	$0.00	$0.00	$0.00
Proceeds from Sale of Stock	2,600.00	2,600,000	10,400.00	-	-	13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive income (Loss)		-	-	-	(16.00)	(16.00)
Net Income (Loss)				(9,823.27)		(9,823.27)
December 31, 2002	$2,600.00	2,600,000	$14,900.00	$(9,823.27)	$(16.00)	$7,660.73
Proceeds from Sale of Stock	0.00	-	0.00	-	-	0.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)	0.00	-	0.00	-	264.74	264.74
Net Income (Loss)	0.00	-	0.00	(7,387.32)	-	(7,387.32)
December 31, 2003	$2,600.00	2,600,000	$20,900.00	$(17,210.59)	$248.74	$6,538.15
Proceeds from Sale of Stock	0.00	-	0.00	-	-	0.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					100.03	100.03
Net Income (Loss)				(6,528.00)		(6,528.00)
December 31, 2004	$2,600.00	2,600,000	$26,900.00	$(23,738.59)	$348.77	$6,110.18
Proceeds from Sale of Stock	7,156.67	7,156,672	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					(151.74)	(151.74)
Net Income (Loss)				(17,593.09)		(17,593.09)
December 31, 2005	$9,756.67	9,756,672	$56,243.38	$(41,331.68)	$197.03	$24,865.40
Proceeds from Sale of Stock	40	40,000				40,000
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive income (Loss)					(404.27)	(404.27)
Net Income (Loss)				(67,561.13)		(67,561.13)
December 31, 2006	$9,796.67	9,796,672	$68,203.38	$(108,892.81)	$(207.24)	$(31,100.00)
Proceeds from Sale of Stock
Additional Paid in Capital			1,500.00			1,500.00
Comprehensive income (Loss)					531.41	531.41
Net Income (Loss)				(22,995.94)		(22,995.94)
March 31, 2007	$9,796.67	9,796,672	$69,703.38	$(131,888.75)	$324.17	$(52,064.53)
Proceeds from Sale of Stock
Additional Paid in Capital			1,500.00			1,500.00
Comprehensive income (Loss)					28.36	28.36
Net Income (Loss)				(14,482.19)		(14,482.19)
June 30, 2007	$9,796.67	9,796,672	$71,203.38	$(146,370.94)	$352.53	$(65,018.36)

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Six Months ended June 30, 2007	For the Six Months ended June 30, 2006	March 14, 2002 (date of Inception) to June 30, 2007
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(37,478.13)	$(22,062.08)	$(146,370.94)
Adjustments to Reconcile Net Income (used in) operating activities:
Depreciation and Amortization	0.00	0.00	0.00
Gain (Loss) on Foreign Exchange	559.77	54.76	352.53
Decrease (Increase) in:
Accounts Receivable	0.00	0.00	0.00
Accounts Payable	13,281.72	11,193.63	47,375.09
Net Cash Provided By (Used in) Operating Activities	(23,636.64)	(10,813.69)	(98,643.32)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	0.00	0.00	0.00
Net Cash Provided By (Used in) Investing Activities	0.00	0.00	0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings	20,000.00	0.00	20,000.00
Additional Paid in Capital	3,000.00	5,960.00	37,460.00
Proceeds From Sale of Stock	0.00	40.00	43,540.05
Net Cash Provided By (Used in) Financing Activities	23,000.00	6,000.00	101,000.05

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(636.64)	(4,813.69)	2,356.73

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,993.37	26,371.77

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,356.73	$21,558.08	$2,356.73

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

June 30, 2007

2. Organization and Summary of Significant Accounting Policies

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized $560 and $55 in June 30, 2007 and 2006 respectfully.

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

4. Income Taxes.

As of June 30, 2007, the company had estimated federal net operating loss carry-forwards approximating $146,018. The net operating losses expires beginning in 2017, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The companies deferred taxes are attributable to the net operating loss carry-forwards.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of June 30, 2007, the Company reduced net income by the amount of the valuation allowance.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

5. Commitments & Contingencies

None

6. Subsequent Events

None, other than those described in note 2.

7. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $37,478 and $22,007 in at June 30, 2007 and 2006 respectfully. These conditions raise substantial doubt as to the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

9.  Long-Term Debt with a Related Party

During 2007, an officer loaned the Company $20,000.  The note is non-interest bearing and payable upon demand.  The balance at June 30, 2007 is $20,000.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-QSB quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the period ended June 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

The first phase of our business plan will focus on raising the required capital. We believe we will need approximately $10,000,000 in order to open our first three diagnostic imaging clinics. We anticipate acquiring the funding through any one or a combination of the sale of our securities in public or private placement transactions, the issuance of convertible debentures or obtaining loans from financial institutions. The Company plans to seek financing during 2007, and expects to commence contacting investment bankers and private placement agents. If there is interest shown by these professionals, it is expected that it would take at least three to six months to locate interested investors and negotiate terms for an investment. Other than commencing to internally identify investment professionals who may be interested in a company our size and our industry, we have not yet contacted any investment professionals or taken any steps to commence the search for future additional financing. Any new financing is expected to be either common equity or convertible into common equity.  To the extent that common equity is issued, there will be dilution to the then current stockholders of their percentage ownership.  To the extent that securities are convertible, either under convertible notes, preferred stock or warrants, there will likely be a market diluting effect from the overhang.  If the financing is in the form of debt or preferred stock, the company will likely be subject to financial covenants that may restrict its operations and ability to obtain other financing because of consent requirements or various possible earnings requirements, debt to equity ratios and secured party rights, among others.  Moreover, debt and preferred stock will often require interest and dividend payments, which may be accumulated, and limits on declaring dividends on the common stock.  The existence of debt and preferred stock with restrictive covenants or priority in security interests that we may have to give, could limit our ability to find financing in the future and to purchase equipment under purchase lien programs. If we are only able to raise less than the $10,000,000, then we will have to scale back our plans, which may be to reduce the number of clinics according to the amount of capital we have.  We expect to incur substantial expenses in the implementation of our plan of operations before we realize any revenues from our efforts. Because we are in the early stages of implementing our business plan, we cannot indicate now if we will ever be profitable. We also anticipate that we will need additional capital to significantly expand our currently planned operations and to pursue other prospects. We may need additional capital in the event we encounter unexpected operating expenses and requirements.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the six months ended June 30, 2007.

Operating expenses for the three months ended June 30, 2007 totaled $14,482. We incurred $5,706 in professional fees primarily for legal expenses and the review of our financial statements. The remaining $8,776 in expenses were incurred for rent and general business operations.

Operating expenses for the three months ended June 30, 2006 totaled $5,892. The Company incurred professional fees of $5,750 primarily related to legal and accounting review services.  The remaining $142 in expenses was incurred for general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to June 30, 2007, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder.

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

During the quarter ended March 31, 2007, our president loaned the Company $20,000 to fund our operations. The note is non-interest bearing and payable upon demand.  The balance at June 30, 2007 was $20,000.

As of June 30, 2007, our assets totaled $2,357, which consisted solely of cash balances. Our total liabilities consisted of accounts payable of $47,375 and the note payable of $20,000 due to our president. We had an accumulated deficit of $146,775 and had working capital deficit of $45,018.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

Signature	Title	Date

/s/ Richard Jagodnik	President, Chief Financial Officer and	August 13, 2007
Richard Jagodnik	Director (Principal Executive Officer and Accounting Officer)