Form 10KSB
period 2007-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-05-12
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of May 12, 2008, the aggregate market price of the voting stock held by non-affiliates was approximately $589,329.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2008, the Company had outstanding 9,946,647 shares of its common stock, par value $0.001 per share.

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

Our accountants, in their report on the financial statements for the year ended December 31, 2007, have indicated that because of the losses from operations and minimal cash available to the company, there is a substantial doubt about the company's ability to continue as a going concern.

As shown in the accompanying financial statements, the company incurred net losses of $69,187.66 and $67,561.13 in 2007 and 2006 respectfully. Our accountants, in their report on the financial statements for the year ended December 31, 2007, have indicated that because of the losses from operations and minimal cash available to the company, there is a substantial doubt about the company's ability to continue as a going concern.

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

Our Company has a single officer and director on which it depends.  The loss of his services would disrupt our business plan .

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

Our sole director and officer owns 70.4% of the common stock outstanding.  Therefore, this person will be in a position to determine and influence the selection and election of our directors, if not actually control it.  Consequently, he will be able to influence the business operations of Diagnostic Imaging.   Investors will have little ability to influence management or the business direction of the company.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for vote during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

Common Stock

Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock, par value $.001 per share.  There are 9,946,647 shares issued and outstanding as of May 12, 2008.

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

Preferred Stock

Diagnostic Imaging is authorized to issue up to 10,000,000 shares of preferred stock, $.001 par value.  There are no shares of preferred stock issued and outstanding as of May 12, 2008.

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

Holders

As of May 12, 2008, there were 39 holders of record of the common stock.

MARKET FOR COMMON STOCK

Our common stock is approved for listing on the Over-the-Counter Bulletin Board (“OTCBB”) under the stock symbol “DIIG.OB.

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

The trading volume in the common stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the common stock as a result of relatively minor changes in the supply and demand for common stock and perhaps without regard to our business activities.

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

We have not paid any dividends to date. We can give no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

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

In November, 2007 we issued 150,000 shares to a corporation and an individual for services valued at $22,500.

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

The first phase of our business plan will focus on raising the required capital. We believe we will need approximately $10,000,000 in order to open our first three diagnostic imaging clinics. We anticipate acquiring the funding through any one or a combination of the sale of our securities in public or private placement transactions, the issuance of convertible debentures or obtaining loans from financial institutions. The Company plans to seek financing during 2008, and expects to commence contacting investment bankers and private placement agents sometime after the beginning of the year.  If there is interest shown by these professionals, it is expected that it would take at least three to six months to locate interested investors and negotiate terms for an investment. Other than commencing to internally identify investment professionals who may be interested in a company our size and our industry, we have not yet contacted any investment professionals or taken any steps to commence the search for future additional financing. Any new financing is expected to be either common equity or convertible into common equity.  To the extent that common equity is issued, there will be dilution to the then current stockholders of their percentage ownership.  To the extent that securities are convertible, either under convertible notes, preferred stock or warrants, there will likely be a market diluting effect from the overhang.  If the financing is in the form of debt or preferred stock, the company will likely be subject to financial covenants that may restrict its operations and ability to obtain other financing because of consent requirements or various possible earnings requirements, debt to equity ratios and secured party rights, among others.  Moreover, debt and preferred stock will often require interest and dividend payments, which may be accumulated, and limits on declaring dividends on the common stock.  The existence of debt and preferred stock with restrictive covenants or priority in security interests that we may have to give, could limit our ability to find financing in the future and to purchase equipment under purchase lien programs. If we are only able to raise less than the $10,000,000, then we will have to scale back our plans, which may be to reduce the number of clinics according to the amount of capital we have.  We expect to incur substantial expenses in the implementation of our plan of operations before we realize any revenues from our efforts. Because we are in the early stages of implementing our business plan, we cannot indicate now if we will ever be profitable. We also anticipate that we will need additional capital to significantly expand our currently planned operations and to pursue other prospects. We may need additional capital in the event we encounter unexpected operating expenses and requirements.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the year ended December 31, 2007.

Operating expenses for the year ended December 31, 2007 totaled $74,802. We incurred $32,419 in professional fees primarily for the audit and reviews of our financial statements and legal and consulting fees. We incurred $32,500 in marketing fees. The remaining $9,883 in expenses were incurred for general business operations.

Operating expenses for the year ended December 31, 2006 totaled $67,561. The Company incurred administration fees of $7,588. The remaining $59,687 in expenses were incurred for professional fees.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to December 31, 2007, we have funded our operations from the sale of our common stock.

In September, 2005, the Company sold 80,004 shares of its common stock to 12 individuals for total proceeds of $12,001. In October, 2005, we sold 50,002 shares to 8 individuals for total proceeds of $7,500. In November, 2005, we sold 26,666 shares to 6 individuals for total proceeds of $4,000. In February, 2006, we sold 13,334 shares to 2 individuals for total proceeds of $2,000. In March, 2006 we sold 26,668 shares to 4 individuals for total proceeds of $4,000. In November of 2007 we issued 150,000 shares for services valued at $22,500. All of the sales were through private placements at $0.15 per share. We utilized the funds received for working capital.

As of December 31, 2007, our assets totaled $2,021, which consisted solely of cash balances and office equipment. Our total liabilities consisted of accounts payable of $47,038 and a note payable to our majority shareholder in the amount of $31,800. We had an accumulated deficit of $183,695 and had a working capital deficit of $45,777.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent auditors’ report

  F-1

Consolidated Balance Sheet as of December 31, 2007

  F-2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006,

  F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006

  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

  F-5

Notes to Consolidated Financial Statements

  F-6

Report of Independent Auditors

To the Board of Directors

Diagnostic Imaging International Corp

We have audited the accompanying consolidated balance sheet of Diagnostic Imaging International Corp (A Development Stage Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007, 2006 and the period since inception on March 14, 2002 to December 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging International Corp as of December 31, 2007 and the consolidated results of their operations and cash flows for the years ended December 31, 2007, 2006 and since inception in 2002 through December 31, 2007 in conformity with generally accepted accounting principles applied on a consistent basis after restatement for the change in the method of accounting for contributed services described in Note 9 to the financial statements.

The accompanying consolidated financial statements have been prepared assuming that Diagnostic Imaging International Corp. will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, Diagnostic Imaging has suffered recurring losses from operations and has minimum cash, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robnett & Company LP

Robnett & Company LP

May 8, 2008

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2007

Assets
Current Assets
Operating Cash – US Bank	$937.23
Operating Cash – Canada Bank	323.69
Total Current Assets	1,260.92

Fixed Assets
Computer Equipment	800.00
Accumulated Depreciation	(40.00)
Total Fixed Assets	760.00

Other Assets
Total Other Assets	0.00

Total Assets	$2,020.92

Liabilities
Current Liabilities
Accounts payable	$47,038.35
Total Current Liabilities	47,038.35

Long-Term Liabilities
Note Payable Shareholder	31,800.00
Total Long-Term Liabilities	31,800.00

Total Liabilities	78,838.35

Shareholders’ Equity
Preferred stock, .001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, .001 par value; 100,000,000 shares authorized, 9,946,647 issued and outstanding	9,946.67
Additional paid-in capital	96,553.38
(Deficit) accumulated during the development stage	(183,695.05)
Comprehensive income (loss) accumulated during development stage	377.57

Total Shareholders’ Equity	(76,817.43)

Total Liabilities and Shareholders’ Equity	$2,020.92

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	12 Months Ended December 31, 2007	12 Months Ended December 31, 2006	March 14, 2002 (date of inception) to Dec. 31, 2007
Sales

Total Sales	$0.00	$0.00	$0.00

Operating Expense
Administration Fees	7,578.00	7,588.14	43,477.14
Bank Service Charges	209.78	285.64	932.68
Depreciation Expense	40.00	0.00	0.00
Finance Charges	2,055.76	0.00	2,055.76
Licenses, Fees, Permits	0.00	0.00	671.00
Management Fees	0.00	0.00	7,000.00
Marketing Fee	32,500.00	0.00	32,500.00
Professional Fees	32,418.70	59,687.35	96,593.47
Travel	0.00	0.00	425.00
Total Expenses	74,802.24	67,561.13	183,695.05

Operating Income (Loss)	(74,802.24)	(67,561.13)	(183,695.05)

Other Income (Expense)

Net Income (Loss) before Taxes	(74,802.24)	(67,561.13)	(183,695.05)

Income Taxes
Total Income Taxes (Benefit)	0.00	0.00	0.00

Net Income (Loss) after Taxes	(74,802.24)	(67,561.13)	(183,695.05)

Other Comprehensive Income (Loss)
Gain (Loss) on Foreign Exchange	584.81	(404.27)	377.57
Total Comprehensive Income (Loss)	584.81	(404.27)	377.57

Comprehensive Income (Loss)	$(74,217.43)	$(67,965.40)	$(183,317.48)

Income (Loss) per share	$(.00746)	$(.00019)

Weighted average number of shares	9,805,304	6,178,334

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Capital
From Inception March 14, 2002 to December 31, 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
	$		$	$	$	$
14-Mar-02	-					-
Proceeds from Sale of stock	2,600.00	2,600,000.00	10,400.00			13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive income ( Loss)					(16.00)	(16.00)
Net Income ( Loss)				(9,823.27)		(9,823.27)
31-Dec-02	2,600.00	2,600,000.00	14,900.00	(9,823.27)	(16.00)	7,660.73
Proceeds from Sale of stock	-		-			-
Additional Paid in Capital	-		6,000.00			6,000.00
Comprehensive income ( Loss)	-		-		264.74	264.74
Net Income ( Loss)	-		-	(7,387.32)		(7,387.32)
31-Dec-03	2,600.00	2,600,000.00	20,900.00	(17,210.59)	248.74	6,538.15
Proceeds from Sale of stock	-		-			-
Additional Paid in Capital	-		6,000.00			6,000.00
Comprehensive income ( Loss)	-				100.03	100.03
Net Income ( Loss)				(6,528.00)		(6,528.00)
31-Dec-04	2,600.00	2,600,000.00	26,900.00	(23,738.59)	348.77	6,110.18
Proceeds from Sale of stock	7,156.67	7,156,674.00	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income ( Loss)					(151.74)	(151.74)
Net Income ( Loss)				(17,593.09)		(17,593.09)
31-Dec-05	9,756.67	9,756,674.00	56,243.38	(41,331.68)	197.03	24,865.40
Proceeds from Sale of stock	40.00	40,000.00				40.00
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive income ( Loss)					(404.27)	(404.27)
Net Income ( Loss)				(67,561.13)		(67,561.13)
31-Dec-06	9,796.67	9,796,674.00	68,203.38	(108,892.81)	(207.24)	(31,100.00)
Proceeds from Sale of stock	150.00	150,000.00	22,350.00			22,500.00
Additional Paid in Capital	-		6,000.00			6,000.00
Comprehensive income ( Loss)	-				584.81	584.81
Net Income ( Loss)	-			(74,802.24)		(74,802.24)
31-Dec-07	9,946.67	9,946,674.00	96,553.38	(183,695.05)	377.57	(76,817.43)

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Twelve Months ended Dec. 31, 2007	For the Twelve Months ended Dec. 31, 2006	March 14, 2002 (date of Inception) to Dec. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(74,802.24)	$(67,561.13)	$(183,695.05)
Adjustments to Reconcile Net Income (used in) operating activities:
Depreciation and Amortization	40.00	0.00	40.00
Gain (Loss) on Foreign Exchange	584.81	(404.27)	377.57
Decrease (Increase) in
Accounts Receivable	0.00	0.00	0.00
Accounts Payable	12,944.98	32,587.00	47,038.35
Net Cash Provided By (Used in) Operating Activities	(61,232.45)	(35,378.40)	(136,239.13)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(800.00)	0.00	(800.00)
Proceeds from sale of available-for-sale securities	0.00	0.00	0.00
Net Cash Provided By (Used in) Investing Activities	(800.00)	0.00	(800.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings	31,800.00	0.00	31,800.00
Additional Paid in Capital	6,000.00	11,960.00	40,460.00
Proceeds From Sale of Stock	22,500.00	40.00	66,040.05
Net Cash Provided By (Used in) Financing Activities	60,300.00	12,000.00	138,300.05

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,732.45)	(23,378.40)	1,260.92

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,993.37	26,371.77	0.00

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,260.92	$2,993.37	$1,260.92

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1. Organizations and Summary of Significant Accounting Policies

Organization

Diagnostic Imaging International Corp, the “Company”, “Diagnostic” or the “Registrant”) A Nevada Corporation was incorporated on December 12, 2000 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Nevada Business Corporation Act.  Prior to August 19, 2005, the Company was named Galloway Investments Corp.  Upon inception, Galloway Investment Corp created a subsidiary Galloway Properties Corp that was effectively dissolved in August 2005.  The company does not currently have any subsidiaries.

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

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized a gain of $584.81 in 2007 and ($404.27) in 2006.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At December 31, 2007 and 2006, the major class of property and equipment are as follows:

	2007	2006	Estimated useful lives
Computer/Office Equip	800.00	0	5 years
Less: Accumulated Depreciation	(40.00)	0
Net Book Value	760.00

Depreciation expense was $40 for 2007 and -0- for 2006.

3. Development Stage Operations

The corporation was incorporated in December 2000 but did not have any activity until spring of 2002.  In 2002, the original articles of incorporation were amended to increase the authorized number of shares of common stock from 1,000,000 to 100,000,000 and authorized 10,000,000 in preferred stock.  The company remained dormant until August of 2005 when the original shareholders sold their shares to the now majority shareholders at which time the company filed another amended articles of incorporation with the state of Nevada changing the name of the corporation from Galloway Investments Inc. to Diagnostic Imaging International Corporation.  It is the intent of the current majority shareholders to operate a chain of MRI clinics across Canada after it raises the necessary capital.  Consequently, until such time as the capital is raised and the company starts operations there is a good likelihood that the company could have going concern issues.

4. Income Taxes

As of December 31, 2007, the company had estimated federal net operating loss carry-forwards approximating $37,299.  The net operating losses will expire beginning in 2017 if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The company’s deferred taxes are attributable to the net operating loss carryforwards.  The deferred tax asset equals $17,201 and $15,390 at December 31, 2007 and 2006 respectively.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as a result of this being a developmental company, which has little certainties of future profits.  As of December 31, 2007, the company reduced net income by the amount of the valuation allowance.

The reconciliation of generally accepted accounting principles net loss to taxable net loss as follows:

	2007	2006
GAAP Net Loss before taxes	$(74,802.24)	$(67,561.13)
Increase (decrease) expenses (non-deductible expenses)	6,000.00	6,000.00
After converting for exchange rate		(161.17)

Taxable Net Loss	$(68,802.24)	$(61,561.13)

5. Commitments & Contingencies

None

6. Related Party Transaction

During 2007, Richard Jagodnik (an officer and shareholder of the company), loaned the Company $31,800.  The note is non-interest bearing and payable on demand.  The balance as of December 31, 2007 is $31,800.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

7. Subsequent Events

None.

8. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $74,802.24 and $67,561.13 at December 31, 2007 and 2006 respectfully, These conditions raise substantial doubt as to if the companies ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

9. Correction of Errors in Previously Issued Financial Statements

In previously issued financial statements, management omitted the fair value of certain services rendered to the company by its President, Richard Jagodnik.  Mr. Jagodnik provides office space for the company which includes utilities and office supplies.  Management estimates the fair value of these services to be $6,000.00 per year based on market comparisons of similar facilities.  The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results.

	12/31/2005 (Restated)	12/31/2004 (Restated)	12/31/2003 (Restated	12/31/2002 (Restated)	3/14/2002 (inception) to 12/31/2005 (Restated)
STATEMENT OF INCOME DATA
Administration Fees	$6,876.00	$6,600.00	$7,750.00	$7,085.00	$28,311.00
Comprehensive Income	(17,744.83)	(6,427.97)	(7,122.58)	(9,839.27)	(41,134.65)
Income (Loss) per share	(.0028)	(.0024)	(.0027)	(.0038)	(.0066)

BALANCE SHEET AND OTHER DATA
Additional Paid-in Capital	56,243.38	26,900.00	20,900.00	4,500.00	56,243.38
(Deficit) Accumulated during development stage	(41,331.68)	(23,738.59)	(17,210.59)	(9,823.27)	(41,331.68)

As discussed in Note 4 “Income Taxes,” the company has deferred tax assets of $17,201 and $15,390 at December 31, 2007 and 2006 respectively.  A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of December 31, 2007, the Company reduced net income by the amount of the valuation allowance.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2007.

					LONG TERM COMPENSATION
					AWARDS
		ANNUAL COMPENSATION					PAYOUTS
					RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND	YEAR	SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	(1)	($)	($)	($)	($)	SARS(#)	($)	($) (2)
Richard Jagodnik,	2007	$0	$0		$0			$ 0
President & Director	2006	$0	$0		$0			$ 0
	2005	$0	$0		$0			$ 7,000

(1)

For the fiscal years ended December 31, 2007, 2006 and 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 12, 2008, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Richard Jagodnik (3)	7,000,000	70.4%
All directors and executive officers as a group (one person)	7,000,000	70.4%

____________________________________

(1)

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)

There are 9,946,647 shares of common stock currently issued and outstanding.  Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3)

Mr. Richard Jagodnik’s business address is 21 Malta Dollard des-Ormeaux, Québec, Canada  H9B 2E6.  Mr. Jagodnik received his 7,000,000 shares for management services rendered to the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, we issued 7,000,000 shares of our common stock to Mr. Richard Jagodnik, our sole officer and director for management services. These shares were valued at $7,000 based on a par value of $0.001 per share. During 2007, Richard Jagodnik loaned the Company $31,800.  The note is non-interest bearing and payable on demand.  The balance as of December 31, 2007 is $31,800.

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

Filed herewith

(2)

Previously filed with Form SB-2 on August 9, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $18,191 and $20,000 for the fiscal years ended December 31, 2007 and 2006, respectively, to Robnett & Company LP, our current independent accountants.

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

Signature	Title	Date

/s/ Richard Jagodnik Richard Jagodnik	President, Chief Financial Officer and Director (Principal Executive Officer and Accounting Officer)	May 12, 2008