Form 10-Q
period 2008-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-05-20
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:

333-1364363

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

 (Exact name of small business issuer as specified in its charter)

NEVADA	98-0493698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd #2494, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603)727-8613

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated Filer  ☐

             Non-accelerated filer   ☐ (Do not check if smaller reporting company)

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

As of May 15, 2008, there were outstanding 9,946,674 shares of common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of March 31, 2008

Assets
Current Assets
Operating Cash - US Bank	$608.28
Operating Cash - Canada Bank	301.86

910.14

Fixed Assets	684.00

Other Assets	-

Total Assets	$1,594.14

Liabilities
Current liabilities
Accounts Payable	48,775.85

Long-term Liabilities	33,812.09

Total Liabilities	$82,587.94

Shareholders' Equity

Common Stock, .001 par value, 100,000,000 shares authorized, 9,946,674 issued and outstanding	9,946.67
Additional paid-in capital	98,053.38
(Deficit) accumulated during the development stage	(189,362.19)
Comprehensive income (loss) accumulated during the development stage	368.34

Total Shareholders' Equity	$(80,993.80)

Total Liabilities and Shareholders' equity	$1,594.14

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	Three months Ended March 31, 2008 $	Three months Ended March 31, 2007 $
Sales	-	-

Operating expense
Bank service charges	31.55	71.83
Depreciation and amortization	76.00	-
Telephone	261.71	-
Office	437.88	-
Administration fees	2,235.00	6,045.00
Professional fees	-	16,878.60
Web design	2,625.00	-
Total expenses	5,667.14	22,995.43

Operating income (loss)	(5,667.14)	(22,995.43)

Net income (loss) before taxes	(5,667.14)	(22,995.43)

Income taxes

Net income (loss) after taxes	(5,667.14)	(22,995.43)

Gain (loss) on foreign exchange	(9.23)	531.41

Comprehensive income (loss)	(5,676.37)	(22,464.02)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Capital
From Inception March 14, 2002 to March 31, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total

14-Mar-02	-					-
Proceeds from Sale of Stock	2,600.00	2,600,000.00	10,400.00			13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive income (Loss)					(16.00)	(16.00)
Net Income (Loss)				(9,823.27)		(9,823.27)

31-Dec-02	2,600.00	2,600,000.00	14,900.00	(9,823.27)	(16.00)	7,660.73
Proceeds from Sale of Stock
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					264.74	264.74
Net Income (Loss)				(7,387.32)		(7,387.32)

31-Dec-03	2,600.00	2,600,000.00	20,900.00	(17,210.59)	248.74	6,538.15
Proceeds from Sale of Stock
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					100.03	100.03
Net Income (Loss)				(6,528.00)		(6,528.00)

31-Dec-04	2,600.00	2,600,000.00	26,900.00	(23,738.59)	348.77	6,110.18
Proceeds from Sale of Stock	7,156.67	7,156,674.00	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					(151.74)	(151.74)
Net Income (Loss)				(17,593.09)		(17,593.09)

31-Dec-05	9,756.67	9,756,674.00	56,243.38	(41,331.68)	197.03	24,865.40
Proceeds from Sale of Stock	40.00	40,000.00				40.00
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive income (Loss)					(404.27)	(404.27)
Net Income (Loss)				(67,561.13)		(67,561.13)

31-Dec-06	9,796.67	9,796,674.00	68,203.38	(108,892.81)	(207.24)	(31,100.00)
Proceeds from Sale of Stock	150.00	150,000.00	22,350.00			22,500.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					584.81	584.81
Net Income (Loss)				(74,802.24)		(74,802.24)

31-Dec-07	9,946.67	9,946,674.00	96,553.38	(183,695.05)	377.57	(76,817.43)
Proceeds from Sale of Stock						-
Additional Paid in Capital			1,500.00			1,500.00
Comprehensive income (Loss)					(9.23)	(9.23)
Net Income (Loss)				(5,667.14)		(5,667.14)
31-Mar-08	9,946.67	9,946,674.00	98,053.38	(189,362.19)	368.34	(80,993.80)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Three Months ended Mar. 31, 2008	For the Three Months ended Mar. 31, 2007	March 14, 2002 (date of inception) to Mar. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,667.14)	$(22,995.94)	$(189,362.19)
Adjustments to reconcile net income (used in) operating activities:
Depreciation and amortization	76.00	-	116.00
Gain (Loss) on foreign exchange	(9.23)	531.41	368.34
Decrease (Increase) in:
Accounts receivable	-	-	-
Accounts payable	1,737.50	5,362.63	48,775.85
Net cash provided by (used in) operating activities	(3,862.87)	(17,101.90)	(140,102.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	-	-	(800.00)
Proceeds from sale of available-for-sale securities	-	-	-
Net cash provided by (used in) investing activities	-	-	(800.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable borrowings	2,012.09	20,000.00	33,812.09
Additional paid in capital	1,500.00	1,500.00	41,960.00
Proceeds from sale of stock		-	66,040.05
Net cash provided by (used in) financing activities	3,512.09	21,500.00	141,812.14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(350.78)	4,398.10	910.14

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,260.92	2,993.37	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$910.14	$7,391.47	$910.14

See notes to unaudited financial statements.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

March 31, 2008

2. Organization and Summary of Significant Accounting Policies

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized $(9) and $531 in March 31, 2008 and 2007 respectfully.

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

4. Income Taxes.

As of March 31, 2008, the company had estimated federal net operating loss carry-forwards approximating $38,321.55. The net operating losses will expire beginning in 2017, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The companies deferred taxes are attributable to the net operating loss carry-forwards.  The deferred tax asset equals $1,023 and $5,374 at March 31, 2008 and 2007 respectfully.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

	2008	2007
GAAP Net Loss before taxes	$(5,667.14)	$(22,995.94)
Increase (decrease) expenses (Non-deductible expenses)	1,500.00	1,500.00
After converting for exchange rate	-	-

Taxable Net Loss	$(4,167.14)	$(21,495.94)

5. Commitments & Contingencies

None

6. Subsequent Events

None, other than those described in note 2.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

7. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $5,667.14 and $22,995.43 at March 31, 2008 and 2007, respectfully. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

	12/31/2005 (Restated) $	12/31/2004 (Restated) $	12/31/2003 (Restated) $	12/31/2002 (Restated) $	3/14/2002 (date of inception) To 12/31/2005 (Restated) $
STATEMENT OF INCOME DATA

Administration Fees	6,876.00	6,600.00	7,750.00	7,085.00	28,311.00
Comprehensive Income (Loss)	(17,744.83)	(6,427.97)	(7,122.58)	(9,839.27)	(41,134.65)
Income (Loss) per share	(.0028)	(.0024)	(.0027)	(.0038)	(.0028)

BALANCE SHEET AND OTHER DATA
Additional Paid In Capital	56,243.38	26,900.00	20,900.00	4,500.00	56,243.38
(Deficit) Accumulated during development stage	(41,331.68)	(23,738.59)	(17,210.59)	(9,823.27)	(41,331.68)

As discussed in Note 4 “Income Taxes”, the company has deferred tax assets of $1,023 and $5,374 at March 31, 2008 and 2007 respectfully.  A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of March 31, 2008, the Company reduced net income by the amount of the valuation allowance.

9.  Long-Term Debt with a Related Party

The note is to Richard Jagodnik, the Company’s President, and is non-interest bearing and payable upon demand.  The balance at March 31, 2008 is $33,812.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company believes the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the three months ended March 31, 2008.

Operating expenses for the three months ended March 31, 2008 totaled $5,631. We incurred $2,625 in website design fees. The remaining $3,006 in expenses were incurred for rent and general business operations.

Operating expenses for the three months ended March 31, 2007 totaled $22,996. The Company incurred professional fees of $16,879 primarily related to legal and audit services.  The remaining $6,117 in expenses was incurred for rent and general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to March 31, 2008, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder.

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

Since inception, our president has loaned the Company $33,812 to fund our operations. The note is non-interest bearing and payable upon demand.

As of March 31, 2008, our assets totaled $1,630, which consisted solely of cash balances and a computer. Our total liabilities consisted of accounts payable of $48,775 and notes payable of $33,812 due to our president. We had an accumulated deficit of $189,326 and had working capital deficit of $47,865.

Our independent auditors, in their report on the financial statements for the year ended December 31, 2007 have indicated that the Company has experienced recurring losses from operations and has minimum cash, which raises substantial doubt about our ability to continue as a going concern. As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations over the longer term.  Management believes that at this stage of the operations of the Company, where we have minimal operations, we will be able to obtain sufficient amounts for day to day operations for the near term.  However, thereafter, unless it is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.  Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Signature	Title	Date

/s/ Richard Jagodnik	President, Chief Financial Officer and	May 20, 2008
Richard Jagodnik	Director (Principal Executive Officer and Accounting Officer)