Form 10-Q/A
period 2008-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-05-30
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

AMENDMENT NO. 1

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

☐ Yes  ☒ No

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

Signature	Title	Date

/s/ Richard Jagodnik	President, Chief Financial Officer and	May 30, 2008
Richard Jagodnik	Director (Principal Executive Officer and Accounting Officer)