Form 10-Q
period 2008-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-08-19
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ Yes  ☒ No

As of August 15, 2008, there were outstanding 9,946,674 shares of common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of June 30, 2008

Assets
Current Assets
Operating Cash - US Bank	$494.33
Operating Cash - Canada Bank	251.41

745.74

Fixed Assets	608.00

Other Assets	-

Total Assets	$1,353.74

Liabilities
Current liabilities
Accounts Payable	52,810.49

Long-term Liabilities	47,349.02

Total Liabilities	$100,159.51

Shareholders' Equity

Common Stock, .001 par value, 100,000,000 shares authorized, 9,946,674 issued and outstanding	9,946.67
Additional paid-in capital	99,553.38
(Deficit) accumulated during the development stage	(208,669.21)
Comprehensive income (loss) accumulated during the development stage	363.39

Total Shareholders' Equity	$(98,805.77)

Total Liabilities and Shareholders' equity	$1,353.74

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	Three months Ended June 30, 2008 $	Three months Ended June 30, 2007 $
Sales	-	-

Operating expense
Bank service charges	64.45	134.93
Interest Expense	1,307.52	0.51
Depreciation and amortization	76.00	-
Telephone	267.71	-
Office	2,073.75	-
Administration fees	4,253.86	14,758.00
Professional fees	11,263.72	22,584.69
Web design	-	-
Total expenses	19,307.01	37,478.13

Operating income (loss)	(19,307.01)	(37,478.13)

Net income (loss) before taxes	(19,307.01)	(37,478.13)

Income taxes

Net income (loss) after taxes	(19,307.01)	(37,478.13)

Gain (loss) on foreign exchange	(4.95)	531.41

Comprehensive income (loss)	(19,311.97)	(36,946.72)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	Six months Ended June 30, 2008 $	Six months Ended June 30, 2007 $	March 14, 2002 (Date of Inception) to June 30, 2008
Sales	-	-	-

Operating expense
Administration Fees	6,488.86	14,758.00	49,966.00
Bank service charges	96.00	134.93	1,028.68
Interest Expense	1,307.52	0.51	3,363.28
Depreciation and amortization	152.00	-	192.00
Licenses, Fees, Permits	-	-	671.00
Management Fees	-	-	7,000.00
Marketing Fee	-	-	32,500.00
Telephone	529.42	-	529.42
Travel	-	-	425.00
Office	2,511.63	-	2,511.63
Professional fees	13,888.73	22,584.69	110,482.20
Total expenses	24,974.16	37,478.13	208,699.21

Operating income (loss)	(24,974.16)	(37,478.13)	(208,669.21)

Net income (loss) before taxes	(24,974.16)	(37,478.13)	(208,669.21)

Income taxes	-	-	-

Net income (loss) after taxes	(24,974.16)	(37,478.13)	(208,669.21)

Gain (loss) on foreign exchange	(14.18)	559.77	363.39

Comprehensive income (loss)	(24,988.34)	(36,918.36)	(208,305.82)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Capital

From Inception March 14, 2002 to June 30, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total

14-Mar-02	-					-
Proceeds from Sale of Stock	2,600.00	2,600,000.00	10,400.00			13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive income (Loss)					(16.00)	(16.00)
Net Income (Loss)				(9,823.27)		(9,823.27)

31-Dec-02	2,600.00	2,600,000.00	14,900.00	(9,823.27)	(16.00)	7,660.73
Proceeds from Sale of Stock
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					264.74	264.74
Net Income (Loss)				(7,387.32)		(7,387.32)

31-Dec-03	2,600.00	2,600,000.00	20,900.00	(17,210.59)	248.74	6,538.15
Proceeds from Sale of Stock
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					100.03	100.03
Net Income (Loss)				(6,528.00)		(6,528.00)

31-Dec-04	2,600.00	2,600,000.00	26,900.00	(23,738.59)	348.77	6,110.18
Proceeds from Sale of Stock	7,156.67	7,156,674.00	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					(151.74)	(151.74)
Net Income (Loss)				(17,593.09)		(17,593.09)

31-Dec-05	9,756.67	9,756,674.00	56,243.38	(41,331.68)	197.03	24,865.40
Proceeds from Sale of Stock	40.00	40,000.00				40.00
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive income (Loss)					(404.27)	(404.27)
Net Income (Loss)				(67,561.13)		(67,561.13)

31-Dec-06	9,796.67	9,796,674.00	68,203.38	(108,892.81)	(207.24)	(31,100.00)
Proceeds from Sale of Stock	150.00	150,000.00	22,350.00			22,500.00
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive income (Loss)					584.81	584.81
Net Income (Loss)				(74,802.24)		(74,802.24)

31-Dec-07	9,946.67	9,946,674.00	96,553.38	(183,695.05)	377.57	(76,817.43)
Proceeds from Sale of Stock						-
Additional Paid in Capital			3,000.00			3,000.00
Comprehensive income (Loss)					(14.18)	(14.18)
Net Income (Loss)				(24,974.16)		(24,974.16)
30-Jun-08	9,946.67	9,946,674.00	99,553.38	(208,669.21)	363.39	(98,805.77)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Six Months ended June 30, 2008	For the Six Months ended June 30, 2007	March 14, 2002 (date of inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,974.16)	$(37,478.13)	$(208,669.21)
Adjustments to reconcile net income (used in) operating activities:
Depreciation and amortization	152.00	-	192.00
Gain (Loss) on foreign exchange	(14.18)	559.77	363.39
Decrease (Increase) in:
Accounts receivable	-	-	-
Accounts payable	5,772.14	13,281.72	52,810.49
Net cash provided by (used in) operating activities	(19,064.20)	(23,636.64)	(155,303.33)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	-	-	(800.00)
Proceeds from sale of available-for-sale securities	-	-	-
Net cash provided by (used in) investing activities	-	-	(800.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable borrowings	15,549.02	20,000.00	47,349.02
Additional paid in capital	3,000.00	3,000.00	43,460.00
Proceeds from sale of stock		-	66,040.05
Net cash provided by (used in) financing activities	18,549.02	23,000.00	156,849.07

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(515.18)	(636.64)	745.74

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,260.92	2,993.37	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$745.74	$2,356.73	$745.74

See notes to unaudited financial statements.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized a loss of $(14) and a gain of $560 for the six months ended June 30, 2008 and 2007, respectively.

2. Property and Equipment

Property and Equipment are stated at cost. Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At June 30, 2008 and 2007, the major class of property and equipment are as follows:

	2008	2007	Estimated useful lives
Computer/Office Equipment	800	-0-	5 years
Less: Accumulated Depreciation	(192)	-0-
Net Book Value	608	-0-

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

4. Income Taxes.

As of June 30, 2008, the company had estimated federal net operating loss carry-forwards approximating $ 42,042. The net operating losses will expire beginning in 2017, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The companies deferred taxes are attributable to the net operating loss carry-forwards.  The deferred tax asset equals $ 4,744 at June 30, 2008.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits. As of June 30, 2008 the company reduced net income by the amount of the valuation allowance.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

Six Months Ended June 30, 2008
GAAP Net Loss before taxes	$(24,974)
Increase (decrease) expenses (non-deductible expenses)	3,000
After converting for exchange rate

Taxable Net Loss	$(21,974)

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

5. Commitments & Contingencies

None

6. Related Party Transactions

During 2008 and 2007, Richard Jagodnik (an office and shareholder of the Company), loaned the Company $47,349. The note is non-interest bearing and payable on demand. The balance as of June 30, 2008 is $47,349.

7. Subsequent Events

None.

8. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $24,974 and $37,478 for the six months ended June 30, 2008 and 2007, respectively. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

	12/31/2005 (Restated) $	12/31/2004 (Restated) $	12/31/2003 (Restated) $	12/31/2002 (Restated) $	3/14/2002 (Inception) To 12/31/2005 (Restated) $
STATEMENT OF INCOME DATA

Administration Fees	6,876.00	6,600.00	7,750.00	7,085.00	28,311.00
Comprehensive Income (Loss)	(17,744.83)	(6,427.97)	(7,122.58)	(9,839.27)	(41,134.65)
Income (Loss) per share	(.0028)	(.0024)	(.0027)	(.0038)	(.0028)

BALANCE SHEET AND OTHER DATA

Additional Paid In Capital	56,243.38	26,900.00	20,900.00	4,500.00	56,243.38
(Deficit) Accumulated during development stage	(41,331.68)	(23,738.59)	(17,210.59)	(9,823.27)	(41,331.68)

As discussed in Note 4 “Income Taxes”, the company has deferred tax assets of $4,744 at June 30, 2008. A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of June 30, 2008, the Company reduced net income by the amount of the valuation allowance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended June 30, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the six months ended June 30, 2008.

Operating expenses for the three months ended June 30, 2008 totaled $19,307. We incurred $11,264 in professional fees and $4,250 in administration fees. The remaining $3,793 in expenses were incurred for rent and general business operations.

Operating expenses for the three months ended June 30, 2007 totaled $37,478. The Company incurred professional fees of $22,585 primarily related to legal and audit services.  The remaining $14,893 in expenses was incurred for rent and general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to June 30, 2008, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder.

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

Since inception, our president has loaned the Company $47,349 to fund our operations. The note is non-interest bearing and payable upon demand.

As of June 30, 2008, our assets totaled $1,359, which consisted solely of cash balances and a computer. Our total liabilities consisted of accounts payable of $52,810 and notes payable of $47,349 due to our president. We had an accumulated deficit of $208,669 and had working capital deficit of $52,060.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

Signature	Title	Date

/s/ Richard Jagodnik	President, Chief Financial Officer and	August 18, 2008
Richard Jagodnik	Director (Principal Executive Officer and Accounting Officer)