Form 10KSB/A
period 2007-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-08-22
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-KSB/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated July 22, 2008 regarding our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008 (“Original Form 10-KSB”). This amendment amends the following:

•

Item 8A. “Controls and Procedures” has been revised to provide management’s report on internal control over financial reporting; and

•

The Section 302 certifications has been revised so as to comply with the language required by Item 601(b)(31) of Regulation S-B.

There are no other changes to the Original Form 10-KSB thereto other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-KSB. Furthermore, this Amendment No. 1 on Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-KSB.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

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

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	August 22, 2008