Form 10KSB/A
period 2007-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-09-04
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(Amendment No. 2)

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective at such date.

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

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	September 4, 2008