Form 10KSB/A
period 2007-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-09-26
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(Amendment No. 3)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER      333-136436

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

 (Exact name of registrant as specified in charter)

NEVADA	98-0493698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2494, Las Vegas, Nevada	89107
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(603)-727-8613

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 on Form 10-KSB/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated September 16, 2008 regarding our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008 (“Original Form 10-KSB”). This amendment amends the following:

•

Item 8A. “Controls and Procedures” has been revised to provide management’s assessment of the effectiveness of our disclosure controls and procedures;

There are no other changes to the Original Form 10-KSB thereto other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 3 on Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-KSB. Furthermore, this Amendment No. 3 on Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-KSB.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). When we filed our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”) on May 12, 2008, we omitted Management’s Annual Report on Internal Control Over Financial Reporting, which has since been included in an amendment to the Annual Report, as required by Item 308T of Regulation S-B. As a result of this omission, our chief executive officer has concluded that our disclosure controls and procedures were not effective for the fiscal year ended December 31, 2007. Since the ineffectiveness was relating solely to the inclusion of the management report, management otherwise believes that the financial information set forth in the financial statements was reliable and obtained on a timely basis. We have since taken remedial action to ensure that Management’s Annual Report on Internal Control Over Financial Reporting will be included as required in future annual reports filed with the SEC.

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

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	September 25, 2008