Form 10-Q
period 2008-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2008-11-19
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☒Yes  ☐ No

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

☐Yes  ☒ No

As of October 29, 2008, there were outstanding 9,946,674 shares of common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Consolidated Balance Sheet
As of September 30, 2008

Assets
Current Assets
Operating Cash - US Bank	$397.50
Operating Cash - Canada Bank	209.41
Total Current Assets	606.91

Fixed Assets
Computer Equipment	800.00
Accumulated Depr-Computer Equipment	(160.00)
Total Fixed Assets	640.00

Other Assets
Deposits	5,000.00
Total Other Assets	5,000.00

Total Assets	$6,246.91

Liabilities
Current liabilities
Accounts Payable	$63,580.14
Total Current liabilities	63,580.14

Long-Term Liabilities
Note Payable-Shareholder	52,207.23
Total Long-Term Liabilities	52,207.23

Total Liabilities	$115,787.37

Shareholders' Equity
Preferred Stock, .001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, .001 par value, 100,000,000 shares authorized, 9,946,674 issued and outstanding	9,946.67
Additional paid-in capital	101,053.38
(Deficit) accumulated during the development stage	(220,895.70)
Comprehensive income (loss) accumulated during the development stage	355.19

Total Shareholders' Equity	$(109,540.46)

Total Liabilities and Shareholders' equity	$6,246.91

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
Statements of Income

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	March 14, 2002 (date of inception) to Sept. 30, 2008
Sales
Total Sales	$0.00	$0.00	$0.00

Operating Expense
Administration Fees	10,759.37	13,335.00	54,236.51
Bank Service Charges	148.75	173.78	1,081.43
Depreciation Expense	120.00	0.00	160.00
Finance Charges	2,469.90	218.43	4,525.66
Licenses, Fees, Permits	0.00	0.00	671.00
Management Fees	0.00	0.00	7,000.00
Marketing Fees	0.00	0.00	32,500.00
Professional Fees	19,143.62	28,638.62	115,737.09
Telephone	803.13	0.00	803.13
Travel	0.00	0.00	425.00
Office Expense	3,755.88	0.00	3,755.88
Total Expenses	37,200.65	42,365.83	220,895.70

Operating Income (Loss)	(37,200.65)	(42,365.83)	(220,895.70)

Other Income (Expense)

Net Income (Loss) before Taxes	(37,200.65)	(42,365.83)	(220,895.70)

Income Taxes
Total Income Taxes (Benefit)	0.00	0.00	0.00

Net Income (Loss) after Taxes	(37,200.65)	(42,365.83)	(220,895.70)

Other Comprehensive Income (Loss)
Gain (Loss) on Foreign Exchange	(22.38)	582.23	355.19
Total Comprehensive Income (Loss)	(22.38)	582.23	355.19

Comprehensive Income (Loss)	$(37,223.03)	$(41,783.60)	$(220,540.51)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Capital

From Inception March 14, 2002 to September 30, 2008

					Accumulated Other Comprehensive Loss $	Total $
			Additional Paid-in Capital $
	Common Stock			Accumulated Deficit $
	Amount $	Shares
14-Mar-02	-					-
Proceeds from Sale of Stock	2,600.00	2,600,000	10,400.00			13,000.00
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive Income (Loss)					(16.00)	(16.00)
Net Income (Loss)				(9,823.27)		(9,823.27)

31-Dec-02	2,600.00	2,600,000	14,900.00	(9,823.27)	(16.00)	7,660.73
Proceeds from Sale of Stock
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive Income (Loss)					264.74	264.74
Net Income (Loss)				(7,387.32)		(7,387.32)

31-Dec-03	2,600.00	2,600,000	20,900.00	(17,210.59)	248.74	6,538.15
Proceeds from Sale of Stock
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive Income (Loss)					100.03	100.03
Net Income (Loss)				(6,528.00)		(6,528.00)

31-Dec-04	2,600.00	2,600,000	26,900.00	(23,738.59)	348.77	6,110.18
Proceeds from Sale of Stock	7,156.67	7,156,674	23,343.38			30,500.05
Additional Paid in Capital			6,000.00			6,000.00
Comprehensive Income (Loss)					(151.74)	(151.74)
Net Income (Loss)				(17,593.09)		(17,593.09)

31-Dec-05	9,756.67	9,756,674	56,243.38	(41,331.68)	197.03	24,865.40
Proceeds from Sale of Stock	40.00	40,000				40.00
Additional Paid in Capital			11,960.00			11,960.00
Comprehensive Income (Loss)					(404.27)	(404.27)
Net Income (Loss)				(67,561.13)		(67,561.13)

31-Dec-06	9,797.67	9,796,674	68,203.38	(108,892.81)	(207.24)	(31,100.00)
Proceeds from Sale of Stock	150.00	150,000	22,350.00			22,500.00
Additional Paid In Capital			6,000.00			6,000.00
Comprehensive income (Loss)					584.81	584.81
Net Income (Loss)				(74,802.24)		(74,802.24)

31-Dec-07	9,946.67	9,946,674	96,553.38	(183,695.05)	377.57	(76,817.43)
Proceeds from Sale of Stock						-
Additional Paid in Capital			4,500.00			4,500.00
Comprehensive Income (Loss)					(22.38)	(22.38)
Net Income (Loss)				(37,200.65)		(37,200.65)
30-Sep-08	9,946.67	9,946,674	101,053.38	(220,895.70)	355.19	(109,540.46)

See notes to unaudited financial statements.

Diagnostic Imaging International Corp. (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Nine Months ended September 30, 2008	For the Nine Months ended September 30, 2007	March 14, 2002 (date of inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(37,200.35)	$(42,365.83)	$(220,895.70)
Adjustments to reconcile Net Income (used in) operating activities:
Depreciation and Amortization	120.00	0.00	160.00
Gain (Loss) on Foreign Exchange	(22.38)	582.23	355.19
Decrease (Increase) in:
Accounts Receivable	0.00	0.00	0.00
Accounts Payable	16,541.79	12,084.57	63,580.14
Net Cash Provided By (Used in) Operating Activities	(20,561.24)	(29,699.03)	(156,800.37)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	0.00	0.00	(800.00)
Other Assets	(5,000.00)	0.00	(5,000.00)
Proceeds From Sale of available-for-sale securities	0.00	0.00	0.00
Net Cash Provided by (Used In) Investing Activities	(5,000.00)	0.00	(5,800.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings	20,407.23	25,000.00	52,207.23
Additional Paid in Capital	4,500.00	3,000.00	44,960.00
Proceeds From sale of Stock	0.00	0.00	66,040.05
Net Cash Provided by (Used In) Financing Activities	24,907.23	28,000.00	163,207.28

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(654.01)	(1,699.03)	606.91

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,260.92	2,993.37	0.00

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$606.91	$1,294.34	$606.91

See notes to unaudited financial statements.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

1.   Organization and Summary of Significant Accounting Policies

Organization

Diagnostic Imaging International Corp, (the “Company”, “Diagnostic” or the “Registrant”) A Nevada Corporation was incorporated on December 12, 2000 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Nevada Business Corporation Act. Prior to August 19, 2005, the Company was named Galloway Investments Corp. Upon inception Galloway Investment Corp created a subsidiary Galloway Properties Corp. that was effectively dissolved in August 2005. The Company does not currently have any subsidiaries.

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

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized a loss of ($22) and a gain of$582 for the nine months ended September 30, 2008 and 2007 respectively.

2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the straight line method over the estimated useful life of the assets.  At September 30, 2008 and 2007, the major class of property and equipment are as follows:

	2008	2007	Estimated useful lives
Computer/Office Equipment	800	-0-	5 years
Less: Accumulated Depreciation	(160)	-0-
Net Book Value	640	-0-

Depreciation expense was $120 and $-0- for the nine months ended September 30, 2008 and 2007 respectively.

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

4. Income Taxes.

As of September 30, 2008, the company had estimated federal net operating loss carry-forwards approximating $45,474. The net operating losses will expire beginning in 2017 if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The companies deferred taxes are attributable to the net operating loss carry-forwards.  The deferred tax asset equals $8,175 at September 30, 2008.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as a result of this being a developmental company, which has little certainties of future profits. As of September 30, 2008, the company reduced net income by the amount of the valuation allowance.

The reconciliation of generally accepted accounting principles net loss to taxable net loss as follows:

Nine Months Ended September 30, 2008
GAAP Net Loss before taxes	$(37,201)
Increase (decrease) expenses (non-deductible expenses)	4,500
After converting for exchange rate	-

Taxable Net Loss	$(32,701)

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

5. Commitments & Contingencies

On September 25, 2008, Diagnostic Imaging International Corp. (“DIIG”), entered into an acquisition agreement and put a $5,000 deposit with Canadian Teleradiology Services (“CTS”), whereby DIIG intends to acquire all of the outstanding shares of CTS.  CTS, upon acquisition, will be held as a wholly owned subsidiary.  CTS is organized under the laws of the Province of Ontario, Canada.

The acquisition agreement includes the following terms.  All the outstanding shares of CTS will be acquired for a cash purchase price of CDN $400,000, and an earn-out for the selling shareholders aggregating 3,000,000 shares of common stock of DIIG.  The earn-out will be paid pro rata to the selling shareholders, over three years, at the rate of 1,000,000 shares per year, based on the revenues of CTS remaining at or above 90% or the 2007 revenues of CTS during each of the subsequent fiscal years 2009, 2010 and 2011, on an all or none basis per year.  The shares will be issued on a restricted stock basis, and do not have registration rights.  As a condition to closing, CTS will reduce its current debt to not more than CDN $200,000 as of the closing date.  The acquisition agreement contains typical representations and warranties by CTS about its business, operations and financial condition, which must be true and correct as of the signing and closing.  The current principal management person of CTS will continue to be employed by CTS for one year after completion of the acquisition to assist DIIG management with the ownership transition and post-acquisition operations of CTS, under an employment contract that will provide for an annual salary of CDN$150,000.

The acquisition also is contingent on DIIG obtaining financing for the cash purchase price on such terms as it determines in its sole discretion and DIIG completing to its sole satisfaction a due diligence review of CTS.  DIIG has 60 days to obtain the financing and complete its due diligence.

If all the conditions to closing are satisfied, including the financing and due diligence review, the anticipated closing date is December 2, 2008.

6. Related Party Transaction

During 2008 and 2007, Richard Jagodnik (an officer and shareholder of the company), loaned the Company $52,207.  The note is non-interest bearing and payable on demand.  The balance as of September 30, 2008 is $52,207.

7. Subsequent Events

None.

8. Going Concern

As shown in the accompanying financial statements, the company incurred net losses of $37,223 and $41,784 for the nine months ended September 30, 2008 and 2007 respectively.  These conditions raise substantial doubt as to the company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

As discussed in Note 4 “Income Taxes,” the company has a deferred tax asset of $8,175 at September 30, 2008.  A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as the result of this being a developmental company which has little certainties of future profits.  As of September 30, 2008, the Company reduced net income by the amount of the valuation allowance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the nine months ended September 30, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Acquisitions

On September 25, 2008, Diagnostic Imaging International Corp. (“DIIG”), entered into an acquisition agreement with Canadian Teleradiology Services (“CTS”), whereby DIIG intends to acquire all of the outstanding shares of CTS. CTS, upon acquisition, will be held as a wholly owned subsidiary.  CTS is organized under the laws of the Province of Ontario, Canada.

The acquisition agreement includes the following terms.  All the outstanding shares of CTS will be acquired for a cash purchase price of CDN$400,000, and an earn-out for the selling shareholders aggregating 3,000,000 shares of common stock of DIIG.  The earn-out will be paid pro rata to the selling shareholders, over three years, at the rate of 1,000,000 shares per year, based on the revenues of CTS remaining at or above 90% of the 2007 revenues of CTS during each of the subsequent fiscal years 2009, 2010 and 2011, on an all or none basis per year.  The shares will be issued on a restricted stock basis, and do not have registration rights.   As a condition to closing, CTS will reduce its current debt to not more than CDN$200,000 as of the closing date.  The acquisition agreement contains typical representations and warranties by CTS about its business, operations and financial condition, which must be true and correct as of the signing and closing. The current principal management person of CTS will continue to be employed by CTS for one year after completion of the acquisition to assist DIIG management with the ownership transition and post-acquisition operations of CTS, under an employment contract that will provide for an annual salary of CDN$150,000.

The acquisition also is contingent on DIIG obtaining financing for the cash purchase price on such terms as it determines in its sole discretion and DIIG completing to its sole satisfaction a due diligence review of CTS.  DIIG has 60 days to obtain the financing and complete its due diligence.

If all the conditions to closing are satisfied, including the financing and due diligence review, the anticipated closing date is December 2, 2008.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the nine months ended September 30, 2008.

Operating expenses for the three months ended September 30, 2008 totaled $7,346. We incurred $1,471 in professional fees and $4,087 in administration fees. The remaining $1,788 in expenses were incurred for rent and general business operations.

Operating expenses for the three months ended September 30, 2007 totaled $4,888. The Company incurred professional fees of $6,054 primarily related to legal and audit services.  We had a negative $1,423 in administrative expenses. The remaining $257 in expenses was incurred for general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to September 30, 2008, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder.

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

Since inception, our president has loaned the Company $46,620 to fund our operations. The note is non-interest bearing and payable upon demand.

As of September 30, 2008, our assets totaled $6,260, which consisted of cash balances, a computer and a deposit on our potential acquisition. Our total liabilities consisted of accounts payable of $63,580 and notes payable of $47,327 due to our president. We had an accumulated deficit of $216,015 and had working capital deficit of $110,287.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

Signature	Title	Date

/s/ Richard Jagodnik	President, Chief Financial Officer and	November 19, 2008
Richard Jagodnik	Director (Principal Executive Officer and Accounting Officer)