Form 10-K
period 2008-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2009-03-31
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER     333-136436

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

(Exact name of registrant as specified in charter)

NEVADA	98-0493698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2494, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603)-727-8613

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.   Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average big and asked prices of such stock as of a specified date within the past 60 days; As of March 26, 2009, the aggregate market price of the voting stock held by non-affiliates was approximately $923,140.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2009, the Company had outstanding 13,154,266 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I

ITEM 1.	BUSINESS	3
ITEM 2.	PROPERTY	17
ITEM 3.	LEGAL PROCEEDINGS	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY	18
ITEM 6.	SELECTED FINANCIAL DATA	20
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Consolidated Balance Sheets – December 31, 2008 and December 31, 2007 Consolidated Statements of Expenses – Years Ended December 31, 2008 and 2007 and from inception Consolidated Statement of Changes in Stockholders’ Deficit – Years Ended December 31, 2008 and 2007 and from inception Consolidated Statements of Cash Flows – Years Ended December 31, 2008 and 2007 and from inception	26
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
ITEM 9A.	CONTROLS AND PROCEDURES	36
ITEM 9B.	OTHER ITEMS	38

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERSAND CORPORATE GOVERNANCE	39
ITEM 11.	EXECUTIVE COMPENSATION	42
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	43
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE	43
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	44
SIGNATURES		45

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

An MRI machine contains a very large super conducting magnet; a radio-wave transmitter and a computer that together construct detailed pictures of parts of the body. This procedure is considered more accurate than anything else available including the CT scan. Images from MRI are often superior to those from CT scanning, particularly for soft tissues, brain, spinal cord, joints and the abdomen and in certain conditions such as Multiple Sclerosis. Using special techniques, MRI can also be used to visualize the blood vessels in isolation.”

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

Revenue Sources and Pricing

We anticipate that we will receive revenues in the form of fees for services we render in providing MRI, CT and PET scans if we are successful in developing our business plan.  We may also be able to develop other ancillary services for which we would charge services fees.  It is anticipated that our services will be provided to private individuals, workers compensation boards, private insurance companies and persons not covered by government insurance programs.

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

We currently do not have adequate cash on hand to fund our planned business strategy discussed above and there can be no assurance we will achieve the necessary funding to move forward.

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

Proposed Reforms

Though most Canadian politicians and citizens acknowledge that there are problems with the present system, the proposed solutions often spark debate. There are those that believe that the problem is simply one of underfunding. They point to the rise of conservative economic policies in Canada from the 1980’s onward as the cause of the degradation of the system. However, it is widely acknowledged that costs associated with the healthcare system have still been creeping upwards as a percentage of total government expenditures. Some politicians have called for an increased role for the private sector in the delivery of hospital Medicare services.

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

The Diagnostic Imaging Opportunity

We believe that the present diagnostic imaging model is not meeting the requirements of all Canadians. In Canada, there is widespread public dissatisfaction with wait times for diagnostic imaging in public hospitals. Waiting lists are long, staffing is poor and the funding is either inadequate or not being allocated in the most optimal way. The following are examples of articles indicating these findings:

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

We held meetings with two of the major vendors of MRI equipment. Both advised us that it would be necessary to conduct regular maintenance on their equipment. Based on those meetings concerning annual maintenance agreements, we were able to obtain the following:

•

Philips - $160,000 per year – includes weekly on line checks and on site visits 4 times per year. There will be 8 hours of system downtime for onsite maintenance; and,

•

General Electric - $180,000 per year. On site visits are once per month. There will be at least 4 hours of downtime for each on site visit.

The onsite hours can be extended for an additional fee. In addition, both vendors did caution us that there may be occasions when we could be down for an additional period of time while waiting for a part - either at a planned maintenance or an unplanned service call. All replacement parts are included in the maintenance agreements. While the equipment is down, we will be unable to service patients and hence lose potential revenue. The equipment vendor will not pay us for loss of revenues.

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

Each clinic will require the following staff:

•

Radiologist(s) – this can be a partner(s) in the clinic, on a contractual arrangement or a paid employee on staff. We intend to offer the radiologist(s) an ownership interest in their respective clinics as opposed to being on staff or on contract. If are not successful in offering an ownership percentage, the radiologist will receive a regular compensation package plus a percentage of the operating profits or a percentage of the gross invoice value of the scan;

•

MRI Technicians – One of the critical keys to success in this industry is being able to attract and retain good MRI technicians. The technician must be an MRI Certified 1 Technologist. MRI technicians are in high demand. We will have to offer a very competitive compensation package in order to attract quality technicians;

•

Office Manager – An office manager is required for the operation of the clinic. He/she should have some experience in a medical clinic environment. The office manager will do the scheduling, greet patients, perform the invoicing functions, accounting and serve as a backup for the administrative duties of the receptionist/clerical person;

•

Receptionist/clerical – Aside from answering phones, the receptionist will type up the Radiologist’s dictations and then fax them to the family doctors; and,

•

Marketing Manager – A good Marketing Manager can make the clinic a success. He/she will have to meet regularly with doctors, physicians, private insurance companies and workers compensation boards.

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

ITEM 2. PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock, par value $.001 per share.  There are 13,267,588 shares issued and outstanding as of March 27, 2009.

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

Preferred Stock

Diagnostic Imaging is authorized to issue up to 10,000,000 shares of preferred stock, $.001 par value. There are no shares of preferred stock issued and outstanding as of March 27, 2009.

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

Holders

As of December 31, 2008, there were 63 holders of record of the common stock.

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

QUARTER ENDED	HIGH	LOW
December 31, 2008	$0.40	$0.15
September 30, 2008	0.40	0.39
June 30, 2008	0.40	0.34
March 31, 2008	0.40	0.34

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

On April 26, 2005, we issued 7,000,000 shares of our common stock to Mr. Richard Jagodnik, our president and sole director for management services rendered. These shares were issued on the basis of an exemption under 4(2) of the Securities Act of 1933.  These shares were valued at $7,000.

As of December 31, 2008 we have 63 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The first phase of our business plan will focus on raising the required capital. We believe we will need approximately $10,000,000 in order to open our first three diagnostic imaging clinics. We anticipate acquiring the funding through any one or a combination of the sale of our securities in public or private placement transactions, the issuance of convertible debentures or obtaining loans from financial institutions. The Company plans to seek financing during 2009, and expects to commence contacting investment bankers and private placement agents sometime after the beginning of the year.  If there is interest shown by these professionals, it is expected that it would take at least three to six months to locate interested investors and negotiate terms for an investment. Other than commencing to internally identify investment professionals who may be interested in a company our size and our industry, we have not yet contacted any investment professionals or taken any steps to commence the search for future additional financing. Any new financing is expected to be either common equity or convertible into common equity.  To the extent that common equity is issued, there will be dilution to the then current stockholders of their percentage ownership.  To the extent that securities are convertible, either under convertible notes, preferred stock or warrants, there will likely be a market diluting effect from the overhang.  If the financing is in the form of debt or preferred stock, the company will likely be subject to financial covenants that may restrict its operations and ability to obtain other financing because of consent requirements or various possible earnings requirements, debt to equity ratios and secured party rights, among others.  Moreover, debt and preferred stock will often require interest and dividend payments, which may be accumulated, and limits on declaring dividends on the common stock.  The existence of debt and preferred stock with restrictive covenants or priority in security interests that we may have to give, could limit our ability to find financing in the future and to purchase equipment under purchase lien programs. If we are only able to raise less than the $10,000,000, then we will have to scale back our plans, which may be to reduce the number of clinics according to the amount of capital we have.  We expect to incur substantial expenses in the implementation of our plan of operations before we realize any revenues from our efforts. Because we are in the early stages of implementing our business plan, we cannot indicate now if we will ever be profitable. We also anticipate that we will need additional capital to significantly expand our currently planned operations and to pursue other prospects. We may need additional capital in the event we encounter unexpected operating expenses and requirements.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the year ended December 31, 2008.

Operating expenses for the year ended December 31, 2008 totaled $65,976. We incurred $29,390 in professional fees primarily for the audit and reviews of our financial statements and legal and consulting fees.  The remaining $36,586 in expenses was incurred for general business operations.

Operating expenses for the year ended December 31, 2007 totaled $74,802. We incurred $32,419 in professional fees primarily for the audit and reviews of our financial statements and legal and consulting fees. We incurred $32,500 in marketing fees. The remaining $9,883 in expenses was incurred for general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to December 31, 2008, we have funded our operations from the sale of our common stock.

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

As of December 31, 2008, our assets totaled $5,117, which consisted of cash balances, a deposit on a potential acquisition and office equipment. Our total liabilities consisted of accounts payable of $70,618 and a note payable to our majority shareholder in the amount of $66,207. We had an accumulated deficit of $249,671 and had a working capital deficit of $136,397.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

  F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007

  F-2

Consolidated Statements of Expenses for the years ended December 31, 2008 and 2007 and the period from March 14, 2002 (inception) to December 31, 2008

  F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from March 14, 2002

(inception) to December 31, 2008

  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from March 14, 2002 (inception) to December 31, 2008

  F-5

Notes to Consolidated Financial Statements

  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Diagnostic Imaging International Corp.

 We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. (a development stage company) as of December 31, 2008 and 2007, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period from March 14, 2002 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period May 14, 2002 (inception) through December 31, 2006, include total revenues of $0 and a net loss of $108,893. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period March 14, 2002 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Imaging International Corp. as of December 31, 2008 and 2007, and the results of its expenses, changes in stockholders' equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

 Houston, Texas

March 27, 2009

Diagnostic Imaging International Corp.

(A Development Stage Company)

Balance Sheets

As at December 31, 2008 and 2007

Assets	2008	2007
Current Assets
Operating Cash – US Bank	$380	$937
Operating Cash – Canada Bank (in US dollars)	48	324
Total Current Assets	428	1,261

Fixed Assets
Computer Equipment	800	800
Accumulated Depreciation	(200)	(40)
Total Fixed Assets	600	760

Other Assets
Deposit	4,089	-
Total Other Assets	4,089	-

Total Assets	$5,117	$2,021

Liabilities
Current Liabilities
Accounts payable	$70,618	$47,038
Note Payable to Shareholder	66,207	31,800

Total Current Liabilities	136,825	78,838

Long-Term Liabilities
Total Long-Term Liabilities	-	-

Total Liabilities	136,825	78,838

Shareholders’ Deficit
Preferred stock, .001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, .001 par value; 100,000,000 shares authorized, 9,946,674 issued and outstanding	9,947	9,947
Additional paid-in capital	107,908	96,553
(Deficit) accumulated during the development stage	(249,671)	(183,695)
Comprehensive income accumulated during development stage	108	378

Total Shareholders’ Deficit	(131,708)	(76,817)

Total Liabilities and Shareholders’ Deficit	$5,117	$2,021

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

(A Development Stage Company)

Statements of Expenses

For the year ended December 31,

			March 14, 2002 (date of inception) to December 31,
	2008	2007	2008
Sales	$-	$-	$-

Total Sales	-	-	-

Operating Expense
Administration Fees	17,456	7,578	60,933
Bank Service Charges	186	210	1,118
Depreciation Expense	160	40	200
Finance Charges	10,168	2,055	12,224
Licenses, Fees, Permits	-	-	671
Management Fees	-	-	7,000
Marketing Fee	2,832	32,500	35,332
Office Supplies	4,388		4,388
Professional Fees	29,390	32,419	125,984
Telephone	1,313	-	1,314
Travel	83	-	507
Total Expenses	65,976	74,802	249,671

Operating Income (Loss)	(65,976)	(74,802)	(249,671)

Other Comprehensive Income (Loss)
Gain (Loss) on Foreign Exchange	(270)	585	108
Total Other Comprehensive Income (Loss)	(270)	585	108
Comprehensive Income (Loss)	$(66,246)	$(74,217)	$(249,563)

Income (Loss) per share	(0.0066)	(0.0075)
Weighted average number of shares	9,946,674	9,852,564

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

From Inception March 14, 2002 to December 31, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
	$		$	$	$	$
14-Mar-02
Proceeds from Sale of stock	2,600	2,600,000	10,400			13,000
Additional Paid in Capital			4,500			4,500
Comprehensive income ( Loss)					(16)	(16)
Net Income ( Loss)				(9,823)		(9,823)
31-Dec-02	2,600	2,600,000	14,900	(9,823)	(16)	7,661
Proceeds from Sale of stock	-		-			-
Additional Paid in Capital	-		6,000			6,000
Comprehensive income ( Loss)	-		-		265	265
Net Income ( Loss)	-		-	(7,388)		(7,388)
31-Dec-03	2,600	2,600,000	20,900	(17,211)	249	6,538
Proceeds from Sale of stock	-		-			-
Additional Paid in Capital	-		6,000			6,000
Comprehensive income ( Loss)	-				100	100
Net Income ( Loss)				(6,528)		(6,528)
31-Dec-04	2,600	2,600,000	26,900	(23,739)	349	6,110
Proceeds from Sale of stock	7,157	7,156,674	23,343			30,500
Additional Paid in Capital			6,000			6,000
Comprehensive income ( Loss)					(152)	(152)
Net Income ( Loss)				(17,593)		(17,593)
31-Dec-05	9,757	9,756,674	56,243	(41,332)	197	24,865
Proceeds from Sale of stock	40	40,000				40
Additional Paid in Capital			11,960			11,960
Comprehensive income ( Loss)					(404)	(404)
Net Income ( Loss)				(67,561)		(67,561)
31-Dec-06	9,797	9,796,674	68,203	(108,893)	(207)	(31,100)
Shares issued for services	150	150,000	22,350			22,500
Services contributed by shareholder	-		6,000			6,000
Comprehensive income ( Loss)	-				585	585
Net Income ( Loss)	-			(74,802)		(74,802)
31-Dec-07	9,947	9,946,674	96,553	(183,695)	378	(76,817)
Imputed interest on shareholder loan			5,355			5,355
Services contributed by shareholder	-		6,000			6,000
Comprehensive income ( Loss)	-				(270)	(270)
Net Income ( Loss)	-			(65,976)		(65,976)
31-Dec-08	9,947	9,946,674	107,908	(249,671)	108	(131,708)

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.
(A Development Stage Company)
Statement of Cash Flows

	For the Twelve	For the Twelve	14-Mar-02
	Months ended	Months ended	(date of Inception)
	Dec. 31, 2008	Dec. 31, 2007	to Dec. 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(65,976)	$(74,802)	$(249,671)
Interest imputed on shareholder loan	5,355		5,355
Adjustments to Reconcile Net Income (used in) operating activities:
Shares issued for services		22,500	22,500
Depreciation and Amortization	160	40	200
Decrease (Increase) in:
Accounts Payable	23,580	12,945	70,618
Deposit	(4,089)	-	(4,089)
Net Cash Provided By (Used in) Operating Activities	(40,970)	(39.317)	(155,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	-	-	-
Proceeds from sale of available-for-sale securities	-	-	-
Net Cash Provided By (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings – Related Party	34,407	31,000	65,407
Services Contributed by Shareholder	6,000	6,000	46,460
Proceeds From Sale of Stock	-	-	43,540
Net Cash Provided By (Used in) Financing Activities	40,407	37,000	155,407

Gain (Loss) on Foreign Exchange	(270)	585	108

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(833)	(1,732)	428

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,261	2,993	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$428	$1,261	$428

See Accompanying Notes and Accountants’ Report

Diagnostic Imaging International Corp.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp., the “Company”, “Diagnostic” or the “Registrant”) A Nevada Corporation was incorporated on December 12, 2000 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Nevada Business Corporation Act.  Prior to August 19, 2005, the Company was named Galloway Investments Corp.  Upon inception, Galloway Investment Corp created a subsidiary Galloway Properties Corp that was effectively dissolved in August 2005.  The company does not currently have any subsidiaries.

As of December 31, 2008 the Company is in the development stage.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2008 and 2007, respectively.

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

Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted loss per share are the same as all potentially dilutive securities are anti-dilutive.

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

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated at average rates in effect during the period.  The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of shareholders’ equity on the consolidated balance sheets.  The Company recognized a loss of $270 in 2008 and a gain of $585 in 2007.

Financial Instruments

The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 2 to 10 years.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, (“SFAS 123R”).  SFAS 123R requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.   As at December 31, 2008 the Company had no options outstanding.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Development Stage Operations

The corporation was incorporated in December 2000 but did not have any activity until spring of 2002.  In 2002, the original articles of incorporation were amended to increase the authorized number of shares of common stock from 1,000,000 to 100,000,000 and authorized 10,000,000 in preferred stock.  The company remained dormant until August of 2005 when the original shareholders sold their shares to the now majority shareholders at which time the company filed another amended articles of incorporation with the state of Nevada changing the name of the corporation from Galloway Investments Inc. to Diagnostic Imaging International Corp.  It is the intent of the current majority shareholders to operate a chain of MRI clinics across Canada after it raises the necessary capital.  Consequently, until such time as the capital is raised and the company starts operations there is a good likelihood that the company could have going concern issues.  The Company classifies itself as a Development Stage Company pursuant to SFAS Statement 7.

Note 2.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At December 31, 2008 and 2007, the major class of property and equipment are as follows:

	2008	2007	Estimated useful lives
Computer/Office Equip	800	800	5 years
Less: Accumulated Depreciation	(200)	(40)
Net Book Value	600	760

Depreciation expense was $160 for 2008 and $40 for 2007.

Note 3.

 Income Taxes

As of December 31, 2008, the company had estimated federal net operating loss carry-forwards approximating $50,954.  The net operating losses will expire beginning in 2017 if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The company’s deferred taxes are attributable to the net operating loss carryforwards.  The deferred tax asset equals $13,655 and $17,201 at December 31, 2008 and 2007, respectively.

A valuation allowance has been established equal to the net deferred tax asset due to the uncertainties regarding their realization as a result of this being a developmental company, which has little certainties of future profits.  As of December 31, 2008, the company reduced net income by the amount of the valuation allowance.

Note 4. Related Party Transaction

During 2008, Richard Jagodnik (an officer and shareholder of the company), loaned the Company $34,407.  The note is non-interest bearing and payable on demand.  The balance as of December 31, 2008 and 2007 is $66,207 and $31,800, respectively.  Interest has been imputed at 6.1% and 4.7% for transactions in 2007 and 2008 respectively, resulting in additional interest expense and additional paid in capital of $5,355 for the year ended December 31, 2008.

Note 5. Going Concern

As shown in the accompanying financial statements, the company incurred comprehensive net losses of $60,891 and $74,217 at December 31, 2008 and 2007, respectfully.  These conditions raise substantial doubt as to the company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 6.  Common Stock Transactions

During 2007, the Company issued 150,000 shares for marketing services valued at $22,500.

Note 7. Subsequent Events

Subsequent to its year-end, the Company closed on financing and the purchase of Canadian Teleradiology Services, Inc. (“CTS”).  CTS is a provider of remote Teleradiology services to hospitals in Canada on an on-call, 24-hour basis.  CTS transmits radiological scans from local hospitals to radiologists in larger centers who read and report on the scans.

In February and March of 2009, the Company raised $378,136.78 and issued 2,520,914 common shares through a private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer (who is also our principal financial and accounting officer) (the “Certifying Officer”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Our management, including our Certifying Officer does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  To address the material weaknesses, we performed additional analysis in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of Diagnostic Imaging International Corp. (“Diagnostic” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company.  As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Under the direction of the Chief Executive Officer, management began an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the registered public accounting firm of the Company about this condition.  We have identified the following material weaknesses:

1.

 As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the year ended December 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

On March 11, 2009, we notified Robnett & Company LP (“Robnett”), our former independent registered public accounting firm, that we had engaged a new independent registered public accounting firm and thereby were terminating our relationship with Robnett. Our consolidated financial statements for the years ended December 31, 2007 and 2006 were audited by Robnett.  Robnett’s reports on our financial statements for those two fiscal years did not contain an adverse opinion, a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to our ability to continue as a going concern in each of the reports.

There is no other information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The following table sets forth information concerning the sole director and executive officer of Diagnostic Imaging International Corp. and their age and position. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITIONS
Richard Jagodnik	40	Chief Executive Officer, President and Chairman

The sole officer and director of Diagnostic Imaging is Richard Jagodnik. Mr. Jagodnik is 40 and a Chartered Accountant in Canada. He graduated from Concordia University in 1990 with a Bachelor of Commerce degree with a major in accounting. Mr. Jagodnik received his Chartered Accountant certification in 1993. From 1997 through 2005, he was the Vice President of Finance for Interesting Displays & Ideas, a Montreal based manufacturing organization. From 1990 through 1997, Mr. Jagodnik worked in public practice with Friedman and Friedman, Chartered Accountants. With his financial background he has acquired experience in strategic planning, budgeting, project and contract management and organizational planning.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2008, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2008 were complied with.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no audit committee financial expert. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

3)

Compliance with applicable government laws, rules and regulations.

4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and,

5)

Accountability for adherence to the code.

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and directors of the Company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company had an annual meeting in June 2007 and all of the Company directors were in attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2008.

					LONG TERM COMPENSATION
					AWARDS
		ANNUAL COMPENSATION					PAYOUTS
					RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND	YEAR	SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	(1)	($)	($)	($)	($)	SARS(#)	($)	($)
Richard Jagodnik,	2008	$0	$0		$0			$0
President & Director	2007	$0	$0		$0			$0
	2006	$0	$0		$0			$0

(1)

 For the fiscal years ended December 31, 2008, 2007 and 2006.

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

No persons make over $100,000 per year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2009, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Richard Jagodnik (3)	7,000,000	53.2%
All directors and executive officers as a group (one person)	7,000,000	53.2%

____________________________________

(1)

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)

There are 9,946,647 shares of common stock issued and outstanding as at December 31, 2008.  Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3)

Mr. Richard Jagodnik’s business address is 21 Malta Dollard des-Ormeaux, Québec, Canada  H9B 2E6.  Mr. Jagodnik received his 7,000,000 shares for management services rendered to the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, we issued 7,000,000 shares of our common stock to Mr. Richard Jagodnik, our sole officer and director for management services. These shares were valued at $7,000 based on a par value of $0.001 per share. During 2008, Richard Jagodnik loaned the Company $34,407.  During 2007, Richard Jagodnik loaned the Company $31,800.  The note is non-interest bearing and payable on demand.  The balance as of December 31, 2008 is $66,207.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $18,320 and $18,191 for the fiscal years ended December 31, 2008 and 2007, respectively, to Robnett & Company LP, our prior independent accountants.  We paid $12,000 to our new auditors M&K CPAs, PLLC for the combined audit of the years ended December 31, 2008 and 2007 respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

ITEM 15. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

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

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	March 31, 2009