Form 10-K/A
period 2008-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2009-04-29
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

We are evaluating how we will remediate these material weaknesses and will provide the required disclosure when appropriate.

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

(1)

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President

Date:	April 29, 2009

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Richard Jagodnik	President (Principal Executive Officer, Principal Financial	April 29, 2009
Richard Jagodnik	Officer and Principal Accounting Officer) and Director