Form 10-K/A
period 2008-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2009-05-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 3

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

  F-4

Consolidated Statements of Expenses for the years ended December 31, 2008 and 2007 and the period from March 14, 2002 (inception) to December 31, 2008

  F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from March 14, 2002

(inception) to December 31, 2008

  F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from March 14, 2002 (inception) to December 31, 2008

  F-7

Notes to Consolidated Financial Statements

  F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Diagnostic Imaging International Corp.

 We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. (a development stage company) as of December 31, 2008 and 2007, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period from March 14, 2002 (inception) through December 31, 2006, were audited by other auditors whose report dated March 21, 2007 expressed unqualified opinions on those statements. The consolidated financial statements for the period May 14, 2002 (inception) through December 31, 2006, include total revenues of $0 and a net loss of $108,893. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period March 14, 2002 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Robnett & Company LP

Austin, Texas

March 21, 2007

/s/ Robnett & Company LP

Robnett & Company, LP	13809 Research Blvd. Ste. 900 Austin, TX 78750 Ph. 512.258.8584 Fax 512.258.9045	www.robnettcpa.com
Certified Public Accounts & Consultants

May 11, 2009

Diagnostic Imaging, Inc.

Mr. Richard Jagodnik

Dear Mr. Jagodnik,

As discussed in auditing standards issued by the PCAOB, specifically AU 508, predecessor auditor’s written permission is required to reference reliance on opinions issued by the predecessor auditor.  By way of this letter, we grant permission to your successor auditors to reference our opinion on the financial statements of Diagnostic Imaging, Inc. for the period since inception on March 14, 2002 to December 31, 2006.  Further, permission is also given for our opinion as well as the audit report issued by Robnett & Company, LP for Diagnostic Imaging, Inc. for the period since inception on March 14, 2002 through December 31, 2006 be included in the successor auditor’s opinion and report for the year ending December 31, 2008.

Sincerely,

/s/ Robnett & Co LP

Robnett & Company, LP

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President

Date:	May 13, 2009

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Richard Jagodnik	President (Principal Executive Officer, Principal Financial	May 13, 2009
Richard Jagodnik	Officer and Principal Accounting Officer) and Director