Form 10-Q
period 2009-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2009-05-20
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from  _________________ to _______________

Commission File Number 333-136436

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

(Exact name of registrant as specified in charter)

NEVADA	98-0493698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd #2494, Las Vegas, Nevada	89107
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(866) 223-2005

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2009, the Company had outstanding 14,443,562 shares of its common stock, par value $0.001.

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Diagnostic Imaging International Corp.

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$27,974	$427
Accounts Receivable, net	21,032	-
Prepaid Expenses	90,000	-
Total Current Assets	139,006	427

Property and Equipment:
Equipment	84,086	800
Less: Accumulated Depreciation	(75,141)	(200)
Total Property and Equipment, net	8,945	600
Intangible Assets
Hospital Contracts	794,707	-
Non-compete agreement	198,352	-
Less: Accumulated Amortization	(34,675)	-
Total Intangible Assets, net	958,384	-
Other Assets:
Deposits	-	4,089
Total Other Assets	-	4,089
TOTAL ASSETS	$1,106,335	$5,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$110,453	$70,618
Promissory Notes	333,355	-
Notes Payable - Shareholder	61,552	66,207
Total Current Liabilities	505,360	136,825

Long Term Liabilities:
Loans Payable	48,460	-
Total Liabilities	553,820	136,825

Stockholders' Equity (Deficit):
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 100,000,000 shares authorized, 13,267,561 and 9,946,467 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	13,268	9,947
Additional Paid-in Capital	723,177	107,908
Contingent Shares Payable on Acquisition	150,000
Comprehensive Income/Loss Accumulated in the Development Stage	2,642	107
Retained Deficit	(336,572)	(249,671)
Total Stockholders' Equity (Deficit)	552,515	(131,709)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,106,335	$5,116

The accompanying notes are an integral part of these financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Income

	Three months ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenue:
Sales	$94,439	$-
Cost of sales	76,564	-
Depreciation and amortization	34,715	76
Gross Margin	(16,840)	(76)

Operating Expenses:
Administrative fees	1,062	4,860
Advertising	11,601	-
Automobile	64	-
Bank and finance charges	445	31
Courier& freight etc	268	-
Equipment repair/rent	148	-
Insurance	1,030	-
Labor	603	-
Legal & professional	41,796	-
Misc	7,125	-
Office and supplies	1,314	438
Rent	-	-
Telephone and utilities	278	262
Travel	1,340	-
General and Administrative	-	-
Total Operating Expenses	67,074	5,591

Operating Income/Loss	(83,914)	(5,667)

Other Income and Expenses:

Other Income	-	-
Interest Expense	(2,986)	-
Total Other Income/Expenses	(2,986)	-

Net Income/(Loss)	(86,900)	(5,667)
Comprehensive Income/(Loss)	2,535	(9)

Total comprehensive income/(Loss)	$(84,365)	$(5,676)

Basic and Diluted Earnings/(Loss) per Share	$(0.008)	$(0.001)

Weighted Average Shares Outstanding:
Basic and Diluted	10,984,052	9,946,647

The accompanying notes are an integral part of these financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(86,900)	$(5,667)
Adjustments to Reconcile Net Income/(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	40	76
Interest imputed on shareholder loan	452	1,500
Amortization of Intangible Assets	34,675
Changes in:
Deposits	4,088	-
Accounts Payable	39,832	1,737
NET CASH (USED) BY OPERATING ACTIVITIES	(7,813)	(2,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CTS	(334,338)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(334,338)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	-	2,012
Proceeds from Sale of Common Stock	378,137	-
Principal payments on RP debt	(9,216)	-
Principal payments on debt	(1,758)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	367,163	2,012

Gain due to foreign currency translation	2,535	(9)

NET CHANGE IN CASH	27,547	(351)

CASH AT BEGINNING OF PERIOD	427	1,261

CASH AT END OF PERIOD	$27,974	$910

Cash paid during the year for:
Interest	$2,986	$-
Income Taxes	-	-

Non-cash financing and investing activities:
Purchase of business by issuing common stock	$150,000	$-
Contingent issuance of common stock on acquisition	150,000
Issuance of promissory note in exchange through notes payable to the sellers for business acquisition	333,355	-
Shares issued for prepaid expense	90,000

The accompanying notes are an integral part of these financial statements.

Diagnostic Imaging International Corp.

And Subsidiaries

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Diagnostic Imaging International Corp. (“Diagnostic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Diagnostic’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the Form 10-K have been omitted.

Accounts Receivable Credit Risk - The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of March 31, 2009 there was no allowance for bad debts.

Intangible Assets – The operating subsidiary of Diagnostic, CTS, has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts vary between one and five years.  The contracts do not specify any minimum billings for any period of time. These contracts were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the life of the contract.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director.  This agreement has a life of five years and the value attributed to it will be amortized over the same period.

Revenue Recognition - The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  At March 31, 2009 CTS held four contracts; two contracts that are renewable on a year-to-year basis and its two largest contracts which are five-year contracts renewing in 2013. As described above in accordance with the requirement of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract) (4) collectability is reasonably assured (based upon our credit policy).

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We have applied the provisions of SFAS 141R to our acquisition discussed in note 3 below.

Other than those described above, we do not believe the impact of any new accounting pronouncements will have a material impact on our financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is calculated on the straight-line method over the estimated useful life of the assets.  At March 31, 2009 and December 31, 2008, the major class of property and equipment are as follows:

	March 31, 2009	December 31, 2008	Estimated useful lives
Computer/Office Equip	84,086	800	3 years
Less: Accumulated Depreciation	(75,141)	(200)
Net Book Value	8,945	600

NOTE 3 – BUSINESS COMBINATION

On March 2, 2009 we acquired the shares of Canadian Teleradiology Services, Inc. (“CTS”) for consideration including cash and stock which is described in detail below. CTS provides leading edge remote radiology (teleradiology) technology to hospitals and practices, on-call 24 hours a day, 7days a week.  CTS connects its clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

This purchase has been accounted for as a business purchase pursuant to SFAS 141(R). We have evaluated this transaction and believe that the historical cost of the tangible assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the intangible assets was calculated using a discounted cash flow model of the expected net cash flows from these assets over the next five years. These assets will be amortized over their determined life, being the length of the current contract in effect as at the day of the acquisition.  The 500,000 shares issued pursuant to the acquisition were valued based on the closing price of our common stock at the date of the announcement.  These shares have been reflected as part of the non-compete value based upon the fair market value of the contingent consideration to be issued.  The contingent consideration of 500,000 shares will be paid one year from the acquisition date if the revenues reach 90% of pre-acquisition levels.

A preliminary breakdown of the purchase price is as follows:

Cash	$313,185
Promissory Note	234,889
500,000 contingent shares	150,000
500,000 Shares of DIIG	150,000
Total consideration paid	$848,074

The fair value of the net assets acquired is recorded as follows:

Accounts receivable	$12,136
Computer equipment	8,155
Hospital contracts	794,707
Non-compete agreement	198,352
Liabilities assumed	(165,276)
Net assets purchased	$848,074

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the period presented as if it would have been reported during the three month period below:

Three months ended March 31, 2009 (Unaudited)
Sales	$251,177
Cost of sales	206,340
Depreciation and amortization	34,715
Gross margin	10,122

Total operating expenses	72,821

Operating income/loss	(62,699)

Total other income/expenses	98,025

Net income/(loss)	35,326
Comprehensive income/(loss)	2,535

Total comprehensive income/(loss)	$37,861

Basic and diluted earnings/(loss) per share	$0.003

Weighted average shares outstanding:
Basic and diluted	10,984,052

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Canadian Teleradiology Services, Inc., a wholly owned subsidiary of the Company, has a lease for its office space of approximately $950 CAD ($750 USD) per month. This lease is expiring in September, 2009.

Pursuant to the acquisition agreement of CTS, the Company has agreed to issue an additional 500,000 shares to the previous shareholders for CTS achieving certain milestones as discussed in Note 3 in its first year of post-acquisition operations.  This contingency is recorded in the liabilities of the Company’s balance sheet.

NOTE 5 – PROMISSORY NOTES

The company entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement. The details of the notes are as follows:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	$36,000.00	$28,186.66	April 27, 2009
Syed Haider	36,000.00	28,186.66	April 27, 2009
Quinte MRI	53,760.48	42,092.45	July 2, 2009
Dawn Haider	90,000.00	70,466.65	March 2, 2010
Syed Haider	90,000.00	70,466.65	March 2, 2010
Quinte MRI	120,000.00	93,955.53	March 2, 2010
	$425,760.58	$333,354.60

____________

1.

Face value of promissory notes is denominated in Canadian dollars.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at March 31, 2009 and December 31, 2008 the trade payables of the Company were $110,453 and $70,618, respectively.  Of the total amount as of March 31, 2009, approximately $37,192 is related to CTS ongoing operations and $57,201 is due to our legal representatives and auditors.  The balance of the accounts are vendors supplying goods and services used in the normal course of business.

Of the total amount in 2008, $54,766 or approximately 80% was represented by three accounts, being our legal advisors, and accountants.

NOTE 7 – CUSTOMERS AND ACCOUNTS RECEIVABLE CONCENTRATIONS

The Company holds contracts for teleradiology services provided to hospitals at night and on weekends when radiologists are not available on staff.  As at March 31, 2009, CTS had four hospitals and/or health care groups on contract, with the addition of a group of ten hospitals in 2009, which we will refer to as Hospital D and as of December 31, 2008 CTS had three hospitals on contract being Hospitals A, B and C.

Hospitals have contracts that automatically renew on a yearly basis except for Hospital A, and Hospital D which have a five-year contract renewable in 2013 and 2014 respectively.  Contracts detail the arrangement between CTS and the hospital as far as qualifications of radiologists, software and hardware to be used and costs to be paid by the hospital. Contracts do not guarantee a minimum amount of revenue to be generated on an annual or other basis.

Hospitals accounting for over 10% in revenue in the years ended December 31, 2008 were as follows:

Hospital	Revenue 2008
Hospital A	$ 674,134
Hospital B	$ 391,268

Accounts receivable balances from these hospitals at year-end were:

Hospital	Accounts receivable as of December 31, 2008
Hospital A	$ 11,096
Hospital B	$ 9,810

Given our concentrations, if the Company were to lose these contracts the effect to our financial statements would be material.

NOTE 8 – COMMON STOCK

During the quarter, 2,520,914 shares were issued by private placement for $378,137.

During the quarter 300,000 shares were issued for services valued at $90,000 based upon the closing price of our common stock at the grant date.

During the quarter 500,000 shares were issued pursuant to the purchase and sale agreement of CTS.  These shares were valued at $150,000 based upon the closing price of our common stock at the announcement date.

NOTE 9 – LOANS PAYABLE

CTS borrowed funds for working capital from various sources.  A summary of the details are as follows:

Creditor	Maturity	Balance	Interest Rate
Frank Hiebert	June 20, 2010	$27,403	6%
Greg Meehan	June 20, 2010	$ 9,696	10%
Syed Haider	November 10, 2013	$ 4,972	29.99%
Syed Haider	None	$ 3,768	0%
Adrian Hilmi	None	$ 2,801	0%

Payments
2009	$ 28,212
2010	$ 16,439
2011	$ 957
2012	$ 1,164
2013	$ 1,688

NOTE 10 – RELATED PARTIES

The Company has a loan from its president that is non-interest bearing and payable upon demand. At year-end imputed interest was calculated and recorded as an expense to the Company.  The balance at March 31, 2009 is $61,552.    Imputed interest for the quarter totaled $452.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the end of the period the Company issued 300,000 shares under its S-8 plan for services rendered to the Company. These shares were valued at $54,000 based upon the closing price of our common stock at the grant date.  The Company also issued 876,001 common shares through a private placement for proceeds of $130,000.

Subsequent to the end of the period, the two notes due on April 27, 2009 were repaid by the Company totaling $72,000 CAD.

NOTE 12 – GOING CONCERN

As shown in the accompanying financial statements, the company incurred net losses of $84,365 and $5,676 at March 31, 2009 and 2008 respectfully. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to:  variations in revenue; possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so; increased governmental regulation; increased competition; unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future; and a very competitive and rapidly changing operating environment.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2008.

COMPANY HISTORY

Diagnostic Imaging International Corp., a Nevada Corporation, was incorporated on December 12, 2000. Prior to August 19, 2005, the Company was named Galloway Investments Corp. and was originally established to make investments in real estate properties with development or improvement potential. In July 2005, the Company engaged Mr. Richard Jagodnik to advise it on private healthcare opportunities in Canada and, if there was sufficient opportunity, to develop a new business plan with the objective of owning and operating private diagnostic clinics.  In March of 2009 the company acquired Canadian Teleradiology Services (“CTS”), which provides remote, including after hours, diagnostic imaging services to hospitals in Ontario, Canada. The Company plans to expand CTS and at the same time continue to work towards developing its own diagnostic imaging clinics.

BUSINESS

Plan of Operations

CTS Acquisition

On March 2, 2009, Diagnostic Imaging International Corp. (“DIIG”) completed its previously announced purchase of all of the outstanding shares of capital stock of Canadian Teleradiology Services (“CTS”) from CTS’ stockholders. As a result, CTS is now a wholly-owned subsidiary of DIIG.

Under the terms of the acquisition agreement, as amended, all of the outstanding shares of CTS were acquired for; a cash payment of CDN$400,000; a non-interest bearing promissory note in the principal amount of CDN$300,000, payable in 12 months and secured by DIIG’s shares in and the assets of CTS; 500,000 shares of common stock of DIIG; and an earn-out for the selling shareholders aggregating 500,000 shares of common stock of DIIG, pro rata to the selling shareholders, payable on March 2, 2010 if and only if the revenues of CTS for fiscal year 2008 are at or above 90% of the fiscal year 2007 revenues of CTS.

In addition, from the aggregate CND$400,000 cash payment they received from DIIG, the previous stockholders of CTS loaned CDN$125,000 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan is memorialized by a promissory note, secured by DIIG’s shares in and assets of CTS, payable within 60 days.

CTS Business Description

CTS provides leading edge remote radiology (teleradiology) technology to hospitals and practices, on-call 24 hours a day, 7days a week.  CTS connects clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

CTS offers Preliminary and Final Official Interpretations and Quality Assurance Over-reads.  The Company specializes in MRI, CT, PET, US, NM, MAMMO, X-Ray and BMD modalities.  Preliminary interpretations are available within an average of 30 minutes.  The CTS operation centre co-ordinates physicians and radiologists 24 hours a day, 365 days a year.

CTS receives MRI and CT scans from hospitals and clinics, and transmits them to approved, certified radiologists, who are typically located in larger urban medical centers. The radiologists read the scans and review the audio information, prepare a medical report, and transmit the reports to the hospitals and clinics. The benefit of the CTS system of services is to allow hospitals and clinics access to radiologists. There is an estimated labour shortage of radiologists. The benefits to the radiologists that join the CTS Team, include but are not limited to; an ability to make additional income, flexibility to work from home as opposed to being “locked” in a room in the hospital, and an ability to spend time with their families.  This service system also helps hospitals and clinics in remote locations, where it is difficult to hire skilled radiologists, and access professional, skilled radiology staff.

CTS has been providing teleradiology services to North America for the past three years, and recently was approved for a five year extension of its largest current service contract. The contract covers three public hospitals and CTS will provide remote reading and reporting covering modalities such as MRI, CT, X-Ray and Ultrasound.

CTS also offer similar services to other public hospitals and is looking to expand into other provinces and the U.S.

CTS services include:

➢

Full PACS Networking and Compatibility *

➢

Certified Radiologists based in North America and are vetted by the hospital

➢

24 Hour Turnaround on Non-emergency Reports

➢

1 Hour Turnaround on Emergency Verbal STAT Reports

➢

References from Client Public Hospitals and Clinics on request

*The Picture Archiving and Communications System (PACS) offers Remote Teleradiology Services to PACS-based hospitals and clinics.

Compressed scanned images are transmitted to the CTS Data Centre, including audio dictation, and stored in the PCAS system.  Orders and reports are generated automatically.  The scanned images are read, and reports transcribed and completed.  The system has the ability to update reports.  Certified Radiologists sign-off on the transcribed final report.

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act) guidelines.

About Teleraradiology

Teleradiology is the process of assessing radiological patient images, such as x-rays, CTs, and MRIs, from one location to another for the purposes of interpretation and/or consultation. Radiologists are increasingly a scarce resource given that imaging procedures are growing approximately 15% annually against an increase of only 2% in the Radiologist population.

Teleradiology improves patient care by allowing Radiologists to provide services without actually having to be at the location of the patient. This is particularly key when a sub specialist such as an MRI Radiologist, Neuroradiologist, Pediatric Radiologist, or Musculoskeletal Radiologist is needed as these professionals are generally only located in large metropolitan areas. Teleradiology allows trained specialists to be available 24/7.

The Teleradiology Network is performed using secured network technologies such as the Internet, telephone lines, wide area network (WAN), or over a local area network (LAN). Highly specialized software is used to transmit the images and enable the Radiologist to effectively analyze what can be 100's of images for a given study. Technologies such as advanced graphics processing, voice recognition, and image compression are often used in Teleradiology. Through Teleradiology, images can be sent to another part of the hospital, or to other locations around the world.

Teleradiologists can provide a Preliminary Read Report for emergency room purposes or a Final Read Report for the official patient record and for use in billing.

Preliminary Reports include all pertinent findings and a phone call for any critical findings. For some Teleradiology services, the turnaround time is extremely quick with a 30 minute standard turnaround, expedited for critical and stroke studies.

Teleradiology Final Reports can be provided for emergent and non-emergent studies. Final reports include all findings and require access to prior studies and all relevant patient information for a complete diagnosis. Phone calls with any critical findings are signs of quality services.

In addition, some teleradiologists are fellowship trained radiologists and have a wide variety of subspecialty expertise including such difficult-to-find areas like: MRI radiology, Neuroradiology, Pediatric Neuroradiology.

Teleradiology Preliminary or Final Reports can be provided for all doctors and hospitals overflow studies. Teleradiology can be available for intermittent coverage as an extension of practices and will provide patients with the highest quality care.

Diagnostic Imaging Clinics in Canada

In addition to the focus on Teleradiology the Company is still working towards its goal of opening and operating diagnostic imaging clinics in Canada. Our primary plan will focus on Magnetic Resonance Imaging (“MRI”) clinics. If we are successful in the implementation of the MRI clinics, we anticipate adding Computed Tomography (“CT”) scan equipment to those facilities and also will examine future opportunities for Positron Emission Tomography (“PET”) clinics. We intend to provide imaging services for fees to private individuals, workers compensation boards, private insurance companies and those not covered by government insured programs.

In the first quarter of 2009 we focused our energies on the CTS acquisition and made minimal progress on opening new clinics. The Company plans to work on its first clinic in the second and third quarters of 2009.

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

Property

We lease approximately 500 square feet in Belleville, Ontario as the main working office for CTS, for $950 CAD per month.

Employees and Directors

Diagnostic Imaging and CTS currently have three employees who are the chief executive officer and chairman of the board as well as an administrative assistant and a business development executive. Additionally the Company employs many contractors who are radiologists, accountants, business development consultants and IT professionals.  While we implement our business plan we will require additional employees.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the year ended December 31, 2008.  During the quarter ended March 31, 2009 the Company acquired Canadian Teleradiology Services, Inc. and generated $94,439 in revenues from radiological services.

Operating expenses for the three months ended March 31, 2009 totaled $67,074. Cost of sales incurred was $76,564.   We incurred $41,796 in legal and professional fees and $11,601 in advertising and promotion.  The remaining $13,677 in expenses was incurred for rent and general business operations.

Operating expenses for the three months ended March 31, 2008 totaled $5,591. We incurred $2,625 in website design fees. The remaining $2,966 in expenses were incurred for rent and general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to March 31, 2009, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder until the acquisition of CTS when operations began to contribute to the funding of the Company.

In March, 2009, the Company issued 500,000 shares of common stock to 3 individuals as partial consideration in the purchase of Canadian Teleradiology Services, Inc. (“CTS”). The shares were valued at $150,000 based on the closing price of our common stock on March 2, 2009.

In March, 2009, the Company issued 300,000 to Premium Performance Group LLC in connection with a contract for marketing services. The shares were valued at $90,000.

In March, 2009, the Company sold 2,520,914 shares of its common stock to 6 individuals for $378,137.  All of the sales were through private placements at $0.15 per share. The funds were utilized for the purchase of CTS and working capital requirements.

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

Since inception, our president has loaned the Company $61,552 to fund our operations. The note is non-interest bearing and payable upon demand.

As of March 31, 2009, our assets totaled $1,106,335 which consisted of cash balances, accounts receivable, intangible assets and computer and office equipment. Our total liabilities consisted of accounts payable of $110,453, notes payable of $61,552 due to our president, loans payable of $48,460 and promissory notes of $333,355. We had an accumulated deficit of $336,572 and had working capital deficit of $366,354.

Our independent auditors, in their report on the financial statements for the year ended December 31, 2008 have indicated that the Company has experienced recurring losses from operations and has minimum cash, which raises substantial doubt about our ability to continue as a going concern. As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations over the longer term.  Management believes that at this stage of the operations of the Company, where we have minimal operations, we will be able to obtain sufficient amounts for day to day operations for the near term.  However, thereafter, unless it is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

We have limited working capital with which to run our current operations.  We may need additional funds to pay off our debts related to our acquisition of CTS and to continue to fund our current business operations.  We will need significant funds to consummate the acquisition of any additional diagnostic imaging clinics in the future.  We anticipate that any funds raised will be raised through the sale of our securities in public or private placement transactions, and/or the issuance of convertible debentures and/or loans from financial institutions.  We have to commitments at this time and we cannot give any assurances that we will be successful in raising adequate funds in order to implement our business plan.

New Accounting Pronouncements

Diagnostic Imaging does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Diagnostic Imaging’s results of operations, financial position, or cash flow.

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

Our determination of non-effectiveness is based upon the number and magnitude of adjustments proposed by our independent auditor during their review of our quarterly results.

Management is evaluating our control environment and plans to make improvements to the quality of our controls.  When decisions are made changes to our control structure will be disclosed in future filings.

PART II.  OTHER INFORMATION

PART II

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2009 the Company issued 3,020,914 shares of common stock.  The Company issued 500,000 shares of common stock to three individuals as partial consideration in the purchase of Canadian Teleradiology Services, Inc. (“CTS”). The shares were valued at $150,000 based on the closing price of our common stock on March 2, 2009.

In March, 2009, the Company sold 2,520,914 shares of its common stock to six individuals for $378,137.  All of the sales were through private placements at $0.15 per share. The funds were utilized for the purchase of CTS and working capital requirements.

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

(1)  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	May 20, 2009