Form 10-Q
period 2009-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2009-08-19
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2009, the Company had outstanding 16,331,256 shares of its common stock, par value $0.001.

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$33,697	$427
Accounts Receivable, net	39,623	-
Prepaid Expenses	11,000	-
Total Current Assets	84,320	427

Property and Equipment:
Equipment	90,830	800
Less: Accumulated Depreciation	(80,949)	(200)
Total Property and Equipment, net	9,881	600
Intangible Assets
Hospital Contracts	794,707	-
Non-compete agreement	205,328	-
Less: Accumulated Amortization	(138,701)	-
Total Intangible Assets, net	861,334	-
Other Assets:
Deposits	-	4,089
Total Other Assets	-	4,089
TOTAL ASSETS	$955,535	$5,116

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$152,084	$70,618
Promissory Notes	276,981	-
Notes Payable - Shareholder	27,001	66,207
Loans Payable	19,511	-
Total Current Liabilities	475,577	136,825

Long Term Liabilities:
Loans Payable	23,541	-
Total Liabilities	499,118	136,825

Stockholders' Equity (Deficit):
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 100,000,000 shares authorized, 16,331,256 and 9,946,674 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	16,331	9,947
Additional Paid-in Capital	1,206,486	107,908
Contingent Shares Payable on Acquisition	150,000
Comprehensive Loss Accumulated	(5,178)	-
Comprehensive Income Accumulated in the Development Stage	2,642	107
Retained Deficit during Development Stage	(336,572)	(249,671)
Retained Deficit	(577,292)	-
Total Stockholders' Equity (Deficit)	456,417	(131,709)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$955,535	$5,116

The accompanying notes are an integral part of these financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$426,252	$-	$520,691	$-
Cost of sales	339,922	-	416,486	-
Depreciation and amortization	108,482	76	143,197	152
Gross Margin	(22,152)	(76)	(38,992)	(152)

Operating Expenses:
Administrative fees	17,015	4,254	20,028	6,489
Advertising	97,433	-	198,397	-
Automobile	661	-	725	-
Bank and finance charges	688	64	1,133	96
Courier and freight	1,825	-	2,093	-
Dues and subscriptions	49		49
Equipment repair/rent	355	-	503	-
Insurance	4,558	-	5,588	-
Labor	12,087	-	12,690	-
Legal and professional	129,386	11,264	171,182	13,889
Management fees	150,000		150,000
Miscellaneous	100	-	7,225	-
Office and supplies	5,122	2,074	5,122	2,512
Rent	6,436	-	6,436	-
Stock option expense	9,000		9,000
Telephone and utilities	2,770	268	3,048	529
Travel	2,193	-	3,533	-
Total Operating Expenses	439,678	17,924	596,752	23,515

Operating Income/Loss	(461,830)	(18,000)	(635,744)	(23,667)

Other Income and Expenses:

Other Expense	(11,587)	-	(11,587)	-
Interest Expense	(13,876)	(1,308)	(16,862)	(1,308)
Total Other Expenses	(25,463)	(1,308)	(28,449)	(1,308)

Net Loss	(487,293)	(19,308)	(664,193)	(24,975)
Comprehensive Loss	(5,178)	(5)	(2,643)	(14)

Total comprehensive Loss	$(492,471)	$(19,313)	$(666,836)	$(24,989)

Basic and Diluted Earnings/(Loss) per Share	$(0.03)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	14,820,588	9,946,674	12,912,918	9,946,674

The accompanying notes are an integral part of these financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(664,193)	$(24,975)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation	4,496	152
Stock Option Expense	9,000
Interest imputed on shareholder loan	11,124	-
Shares issued for services	326,700
Amortization of Intangible Assets	138,701
Changes in:
Accounts Receivable	(27,487)	-
Prepaid expenses	(11,000)
Deposits	4,089	-
Accounts Payable	56,779	5,772
NET CASH (USED) BY OPERATING ACTIVITIES	(151,791)	(19,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CTS	(313,185)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(313,185)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	-	15,549
Proceeds from Sale of Common Stock	608,138	-
Proceeds from related party debt	19,680	3,000
Principal payments on RP debt	(58,887)	-
Principal payments on debt	(68,042)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,889	18,549

Loss due to foreign currency translation	(2,643)	(14)

NET CHANGE IN CASH	33,270	(516)

CASH AT BEGINNING OF PERIOD	427	1,261

CASH AT END OF PERIOD	$33,697	$745

Cash paid during the year for:
Interest	$6,578	$-
Income Taxes	-	-

Non-cash financing and investing activities:
Purchase of business by issuing common stock	$150,000	$-
Contingent issuance of common stock on acquisition	150,000
Issuance of promissory note in exchange through notes payable to the sellers for business acquisition	234,889	-

The accompanying notes are an integral part of these financial statements.

Diagnostic Imaging International Corp.

And Subsidiaries

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

Accounts Receivable Credit Risk - The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of June 30, 2009 there was no allowance for bad debts.

Intangible Assets – The operating subsidiary of Diagnostic, Canadian Teleradiology Services Inc. (“CTS”) has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts vary between one and five years.  The contracts do not specify any minimum billings for any period of time. These contracts were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the life of the contract using the straight line method.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a life of five years and the value attributed to it will be amortized over the same period.

Revenue Recognition - The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  At June 30, 2009 CTS held five contracts; three contracts that are renewable on a year-to-year basis and its two largest contracts which are five-year contracts renewing in 2013. As described above in accordance with the requirement of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract) (4) collectability is reasonably assured (based upon our credit policy).

Stock based compensation - Beginning January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Stock Based Compensation,” SFAS No. 123(R) requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

The Company recognized stock-based compensation expense from stock granted to non-employees for the six months ended June 30, 2009 of $326,700.  The Company recognized stock-based compensation expense from warrants granted to non-employees for the six months ended June 30, 2009 of $9,000.

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

Foreign Currency Translation - The Company’s functional currency is the Canadian dollar and these financial statements have been translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Other than those described above, we do not believe the impact of any new accounting pronouncements will have a material impact on our financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. At June 30, 2009 and December 31, 2008, the major class of property and equipment are as follows:

	June 30, 2009	December 31, 2008	Estimated useful lives
Computer/Office Equip	90,830	800	3 years
Less: Accumulated Depreciation	(80,949)	(200)
Net Book Value	9,881	600

NOTE 3 – BUSINESS COMBINATION

On March 2, 2009 we acquired the shares of Canadian Teleradiology Services, Inc. (“CTS”) for consideration including cash and stock which is described in detail below. CTS provides leading edge remote radiology (teleradiology) technology to hospitals and practices, on-call 24 hours a day, seven days a week.  CTS connects its clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

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

A preliminary breakdown of the purchase price is as follows:

Cash	$313,185
Promissory Note	234,889
500,000 contingent shares	150,000
500,000 Shares of DIIG	150,000
Total consideration paid	$848,072

The fair value of the net assets acquired is recorded as follows:

Accounts receivable	$12,136
Computer equipment	8,155
Hospital contracts	794,707
Non-compete agreement	205,328
Liabilities assumed	(172,254)
Net assets purchased	$848,072

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the period presented as if it would have been reported during the six month period below:

Six Months ended June 30, 2009 (Unaudited)
Sales	$677,429
Cost of Sales	546,262
Depreciation and amortization	143,197
Gross Margin	(12,030)

Total Operating Expenses	602,499

Operating Income/Loss	(614,529)

Total Other Income/Expenses	72,562

Net Income/(Loss)	(541,967)
Comprehensive Income/(Loss)	(2,643)

Total Comprehensive Income/(Loss)	$(544,610)

Basic and Diluted Earnings/(Loss) per Share	(0.04)

Weighted Average Shares Outstanding: Basic and Diluted	13,225,073

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Canadian Teleradiology Services, Inc., a wholly owned subsidiary of the Company, has a lease for its office space of approximately $950 CAD ($750 USD) per month. This lease was accounted for as an operating lease and will expire in August of 2009.

Pursuant to the acquisition agreement of CTS, the Company has agreed to issue an additional 500,000 shares to the previous shareholders for CTS achieving certain milestones as discussed in Note 3 in its first year of post-acquisition operations.  This contingency is recorded in the equity section of the Company’s balance sheet.

NOTE 5 – PROMISSORY NOTES

The company assumed debt of CTS for payments made against accounts payable by the former stockholders. Previous stockholders of CTS loaned CDN$125,760 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan is memorialized by a promissory note, secured by DIIG’s shares in and assets of CTS, payable within 60 days. The Company also entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement. The details of the notes are as follows:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	$36,000	$28,186	May 2, 2009
Syed Haider	36,000	28,186	May 2, 2009
Quinte MRI	53,760	42,092	July 2, 2009
Dawn Haider	90,000	70,467	March 2, 2010
Syed Haider	90,000	70,467	March 2, 2010
Quinte MRI	120,000	93,955	March 2, 2010
	$425,760	$333,353

During the quarter, the notes maturing on May 2, 2009 were paid in full.  The US dollar equivalent to satisfy the payments was $61,856.  An exchange loss of $5,484 was recorded on extinguishment of these notes. These notes were non-interest bearing. The Company imputed interest on the notes at their normal borrowing rate of 10%. Imputed interest on these notes for the six months ended June 30, 2009 was $10,672. The balance of the notes outstanding on June 30, 2009 was as follows:

Note holder	Face value[1]	USD	Maturity Date
Quinte MRI	$53,760	$42,092	July 2, 2009
Dawn Haider	90,000	70,467	March 2, 2010
Syed Haider	90,000	70,467	March 2, 2010
Quinte MRI	120,000	93,955	March 2, 2010
	$353,760	$276,981

Subsequent to the end of the quarter, the note due on July 2, 2009 was paid to Quinte MRI in full.

________________

1.

Face value of promissory notes is denominated in Canadian dollars.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2009 and December 31, 2008 the trade payables and accrued liabilities of the Company were $152,084 and $70,618, respectively.  Of the total amount as of June 30, 2009, approximately $84,588 is related to CTS ongoing operations and $56,546 is due to our legal representatives and auditors.  The balance of the accounts are vendors supplying goods and services used in the normal course of business.

Of the total amount in 2008, $54,766 or approximately 80% was represented by three accounts, being our legal advisors, and accountants.

NOTE 7 – COMMON STOCK

During the first quarter, 2,520,914 shares were issued by private placement for $378,137.

During the first quarter 300,000 shares were issued for services valued at $90,000 based upon the closing price of our common stock at the grant date.

During the first quarter 500,000 shares were issued pursuant to the purchase and sale agreement of CTS.  These shares were valued at $150,000 based upon the closing price of our common stock at the announcement date.

During the second quarter, 1,533,668 shares were issued by private placement for $230,000.

During the second quarter 1,530,000 shares were issued for services valued at $236,700 based upon the closing price of our common stock at the grant date.

During the second quarter 500,000 options were issued as part of a management agreement. The options can be exercised in September 2009 and are priced at $0.10 each.  The options were expensed when issued at a value of $0.018 each for a total expense of $9,000. This expense was valued using the Black-Scholes model and was expensed in the current quarter.

NOTE 8 – LOANS PAYABLE

CTS borrowed funds for working capital from various sources.  A summary of the details are as follows:

Creditor	Maturity	Balance	Interest Rate
Frank Hiebert	June 20, 2010	$24,287	10%
Greg Meehan	June 20, 2010	$9,454	10%
Syed Haider	November 10, 2013	$5,237	29.99%
Syed Haider	None	$4,074	0%
		$43,052

Payments
2009	$19,511
2010	$19,423
2011	$1,034
2012	$1,391
2013	$1,693

NOTE 9 – RELATED PARTIES

The Company has a loan from its president that is non-interest bearing and payable upon demand. At year-end imputed interest was calculated, at a 10% annualized rate, and recorded as an expense and additional paid in capital to the Company.  The balance at June 30, 2009 is $27,001. Imputed interest for the 6 months ended June 30, 2009 totaled $452 for this note.

The Company entered into six non-interest bearing note agreements associated with the acquisition of CTS. The cumulative balance of these notes as of June 30, 2009 was $276,981. Imputed interest for the 6 months ended June 30, 2009 for these notes totaled $10,672 at a 10% annualized rate.

CTS entered into a management agreement with Diagnostic in the quarter to provide general business management, sales and infrastructure support.  The agreement is for approximately $10,000 per month through the end of 2009.  These charges are eliminated on consolidation.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the end of the period, the note due on July 2, 2009 was repaid by the Company totaling $53,760 CAD, approximately $48,000 USD.

NOTE 11 – GOING CONCERN

As shown in the accompanying financial statements, the company incurred net losses of $664,193 for the six months ended June 30, 2009 as well as a working capital deficit of $391,257. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the six months ended June 30, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Under the terms of the acquisition agreement, as amended, all of the outstanding shares of CTS were acquired for; a cash payment of CDN$400,000; aggregate promissory notes in the principal amount of CDN$300,000, payable in 12 months and secured by DIIG’s shares in and the assets of CTS; 500,000 shares of common stock of DIIG; and an earn-out for the selling shareholders aggregating 500,000 shares of common stock of DIIG, pro rata to the selling shareholders, payable on March 2, 2010 if and only if the revenues of CTS for fiscal year 2009 are at or above 90% of the fiscal year 2007 revenues of CTS.

In addition, from the aggregate CND$400,000 cash payment they received from DIIG, the previous stockholders of CTS loaned CDN$125,760 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan is memorialized by a promissory note, secured by DIIG’s shares in and assets of CTS, payable within 60 days.

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

In the second quarter of 2009 we focused our energies on the CTS acquisition and made minimal progress on opening new clinics. The Company plans to continue to work on its first clinic in the third and fourth quarters of 2009.

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

Property

CTS and Diagnostic are renting an office in Toronto as our administrative premises for $1,200 CAD per month. CTS is also renting off-site server storage and maintenance at a cost of $1,800 CAD per month. During 2009, we leased approximately 500 square feet in Belleville, Ontario for $950 CAD per month, this lease was terminated in July 2009.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the year ended December 31, 2008.  During the period ended June 30, 2009 the Company generated $520,691 in revenues from radiological services.

Operating expenses for the period ended June 30, 2009 totaled $596,752. Cost of sales incurred was $416,486. We incurred $171,182 in legal and professional fees, $20,028 in administrative costs, $150,000 in management fees and $198,397 in advertising and promotion.  The remaining $57,145 in expenses was incurred for rent and general business operations.

Operating expenses for the three months ended June 30, 2009 totaled $439,678. Cost of sales incurred were $339,922.   We incurred $129,386 in legal and professional fees, $17,015 in administrative costs, $5,122 in office supplies, $150,000 in management fees, and $12,087 in wages and payroll costs.  The remaining $126,068 in expenses was incurred for rent and general business operations.

Operating expenses for the three months ended June 30, 2008 totaled $17,924. We incurred $4,254 in administrative fees, $11,264 in legal and professional fees. The remaining $2,406 in expenses were incurred for rent and general business operations.

We believe we will incur substantial expenses in the near term as we initiate our business plan.

Liquidity and Capital Resources:

Since inception to June 30, 2009, we have funded our operations from the sale of our common stock and loans from our president and majority shareholder until the acquisition of CTS when operations began to contribute to the funding of the Company.

In April, 2009, the Company issued 300,000 to Premium Performance Group LLC in connection with a contract for marketing services. The shares were valued at $69,000.

In May, 2009, the Company issued 210,000 shares to CBA Capital for marketing services.  The shares were valued at $14,700.

In June, 2009, the Company issued 1,020,000 shares to two individuals for services rendered to the Company. The shares were valued at $153,000.

In the quarter ended June 30, 2009, the Company sold 1,533,668 shares of its common stock to 6 individuals for $230,000.  All of the sales were through private placements at $0.15 per share. The funds were utilized for the purchase of CTS and working capital requirements.

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

Since inception, our president has loaned the Company $61,552 to fund our operations. The note is non-interest bearing and payable upon demand.  As of June 30, 2009 the balance outstanding on this note is $27,001.

As of June 30, 2009, our assets totaled $1,170,535 which consisted of cash balances, accounts receivable, intangible assets and computer and office equipment. Our total liabilities consisted of accounts payable and accrued liabilities of $152,084, notes payable of $27,001 due to our president, loans payable of $43,052 and promissory notes of $276,981. We had an accumulated deficit of $688,192 and had working capital deficit of $176,257.

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

Item 4T. – Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

Management is evaluating our control environment and plans to make improvements to the quality of our controls.  When changes are made to our control structure it will be disclosed in future filings.

PART II.  OTHER INFORMATION

PART II

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2009 the Company issued 3,063,668 shares of common stock. The Company issued 1,530,000 shares of common stock to four individuals for services rendered. The shares were valued at $236,700 based on the closing price of our common stock on the dates of issue.

In the quarter ended June 30, 2009, the Company sold 1,533,668 shares of its common stock to seven individuals for $230,000.  All of the sales were through private placements at $0.15 per share. The funds were utilized for the purchase of CTS and working capital requirements.

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

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	August 19, 2009