Form 10-Q
period 2009-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2009-11-23
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________________ to _______________

Commission File Number 333-136436

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

 (Exact name of registrant as specified in charter)

NEVADA	98-0493698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd #2494, Las Vegas, Nevada	89107
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   (877) 331-3444

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 23, 2009 the Company had outstanding   16,531,256 shares of its common stock, par value $0.001.

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$25,077	$428
Accounts Receivable, net	59,356	-
Total Current Assets	84,433	428
Property and Equipment:
Equipment	97,866	800
Less: Accumulated Depreciation	(89,570)	(200)
Total Property and Equipment, net	8,296	600
Intangible Assets
Hospital Contracts	794,707	-
Non-compete agreement	205,328	-
Less: Accumulated Amortization	(242,728)	-
Total Intangible Assets, net	757,307	-
Other Assets:
Deposits	2,798	4,089
Total Other Assets	2,798	4,089
TOTAL ASSETS	$852,834	$5,117
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$175,413	$70,618
Promissory Notes	279,799	-
Notes Payable - Shareholder	20,444	66,207
Loans Payable – Current Portion	34,419
Total Current Liabilities	510,075	136,825
Long Term Liabilities:
Loans Payable	5,542	-
Total Liabilities	515,617	136,825

Stockholders' Equity :
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 100,000,000 shares authorized, 16,531,256 and 9,946,674 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	16,533	9,947
Additional Paid-in Capital	1,260,855	107,908
Contingent Shares Payable on Acquisition	150,000
Comprehensive Loss Accumulated	474	108
Accumulated Deficit	(1,090,645)	(249,671)
Total Stockholders' Equity	337,217	(131,708)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$852,834	$5,117

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$558,350	$-	$1,079,041	$-
Cost of sales (exclusive of depreciation shown separately below)	451,901	-	879,974	-
Gross Margin	106,449	-	199,067	-

Operating Expenses:
Administrative fees	6,017	4,271	26,045	10,759
Advertising	1,216	-	199,613	-
Amortization	104,026	-	242,728	-
Automobile	10	-	735	-
Bank and finance charges	1,220	53	2,353	2,619
Courier and freight	2,243	-	4,336	-
Depreciation	2,224	32	6,719	120
Dues and subscriptions	-	-	49	-
Equipment repair/rent	1,040	-	1,543	-
Insurance	2,679	-	8,267	-
Labor	13,382	-	26,072	-
Legal and professional	52,863	5,255	224,045	19,144
Licensing and permits	439	-	439	-
Management fees	11,000	-	161,000	-
Miscellaneous	8,967	-	16,192	-
Office and supplies	4,676	1,244	9,798	3,756
Rent	10,405	-	16,841	-
Stock option expense	-	-	9,000	-
Telephone and utilities	4,556	274	7,604	803
Travel	19	-	3,552	-
Total Operating Expenses	226,982	11,065	966,931	37,201
Operating Loss	(120,533)	(11,065)	(767,864)	(37,201)

Other Income and Expenses:
Other Income	17,597	-	17,597	-
Foreign Currency Losses	(64,251)	-	(64,251)	-
Interest Expense	(9,594)	(1,162)	(26,456)	-
Total Other Income/Expenses	(56,248)	(1,162)	(73,110)	-

Net Loss	(176,781)	(12,227)	(840,974)	(37,201)
Comprehensive Income/(Loss)	366	(100)	366	(22)
Total comprehensive Loss	$(176,415)	$(12,327)	$(840,608)	$(37,223)
Basic and Diluted Loss per Share	$(0.011)	$(0.001)	$(0.060)	$(0.004)
Weighted Average Shares Outstanding:
Basic and Diluted	16,364,223	9,946,674	14,075,892	9,946,674

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(840,974)	$(37,200)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,719	120
Stock Option Expense	9,000	-
Interest imputed on shareholder loan	18,693	-
Shares issued for services	348,700	-
Amortization of Intangible Assets	242,728	-
Foreign currency Transaction Loss	64,251	-
Changes in:
Accounts Receivable	(47,220)	-
Deposits	1,291	-
Accounts Payable	60,188	16,541
NET CASH (USED) BY OPERATING ACTIVITIES	(136,624)	(20,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other Assets	-	(5,000)
Acquisition of CTS	(313,185)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(313,185)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	-	20,407
Proceeds from Sale of Common Stock	633,137	4,500
Proceeds from related party debt	44,112	-
Principal payments on RP debt	(89,875)	-
Principal payments on debt	(113,285)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	474,089	24,907

Gain / (Loss) due to foreign currency translation	369	(22)

NET CHANGE IN CASH	24,649	(654)

CASH AT BEGINNING OF PERIOD	428	1,261

CASH AT END OF PERIOD	$25,077	$607
Cash paid during the year for:
Interest	$7,763	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Purchase of business by issuing common stock	$150,000	$-
Contingent issuance of common stock on acquisition	$150,000	$-
Issuance of promissory note in exchange through notes payable to the sellers for business acquisition	$234,887	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Principle of Consolidation - The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp., and Canadian Teleradiology Services, Inc (“CTS”).  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassification of Accounts – Certain prior period amounts have been reclassified to conform to September 30, 2009 presentation.

Use of Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable Credit Risk - The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of September 30, 2009 there was no allowance for bad debts.

Goodwill and Other Intangible Assets - The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of September 30, 2009 the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

Revenue Recognition - The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  As of September 30, 2009 CTS held five contracts; three contracts that are renewable on a year-to-year basis and its two largest contracts which are five-year contracts renewing in 2013. As described above in accordance with the requirement of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts) (2) delivery has occurred (monthly) (3) the seller’s price is fixed or determinable (per the customer’s contract) (4) collectability is reasonably assured (based upon our credit policy).

Impairment of Long-Lived Assets - In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Amortization and Depreciation - In previous reporting periods the company has presented the amortization and depreciation expenses above the gross profit line to maintain consistency with previous reporting. As of this quarter the company has decided to classify amortization and depreciation as operating expenses to better reflect the nature of the expenses.

Stock based compensation - Beginning January 1, 2006, the Company adopted an accounting standard for stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value. The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

The Company recognized stock-based compensation expense from stock granted to non-employees for the nine months ended September 30, 2009 of $348,700.  The Company recognized stock-based compensation expense from warrants granted to non-employees for the nine months ended September 30, 2009 of $9,000.

Fair Value of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Foreign Currency Translation - The Company’s functional currency for their wholly owned subsidiary CTS is the Canadian dollar and these financial statements have been translated into U.S. dollars. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Recent Accounting Updates - Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below. On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition (discussed in note 4) that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

Other than those described above, we do not believe the impact of any new accounting pronouncements will have a material impact on our financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. As of September 30, 2009 and December 31, 2008, the major class of property and equipment are as follows:

	September 30, 2009	December 31, 2008	Estimated useful lives
Computer/Office Equip	97,866	800	3 years
Less: Accumulated Depreciation	(89,570)	(200)
Net Book Value	8,296	600

NOTE 3 – LEASE COMMITMENT

Canadian Teleradiology Services, Inc., a wholly owned subsidiary of the Company, has a lease for its office space of $1,200 CAD per month. CTS is also leasing off-site servers at a cost of $1,800 CAD per month. As of November 1st the cost of the monthly off-site servers has increased to $2,600 CAD monthly. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

Expected remaining Lease commitment:

Year	Office Space	Servers	CAD	USD
2009	3,600	7,000	10,600	9,886
2010	14,400	31,200	45,600	42,530
2011	14,400	31,200	45,600	42,530
2012	14,400	31,200	45,600	42,530
	$46,800	$100,600	$147,400	$137,476

NOTE 4 – BUSINESS COMBINATION

On March 2, 2009 we acquired the shares of Canadian Teleradiology Services, Inc. (“CTS”) for consideration including cash and stock which is described in detail below. CTS provides remote radiology (teleradiology) technology to hospitals and practices, on-call 24 hours a day, seven days a week.  CTS connects its clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

This purchase has been accounted for as a business purchase pursuant to the new business combination standard adopted in 2009. We have evaluated this transaction and believe that the historical cost of the tangible assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the intangible assets was calculated using a discounted cash flow model of the expected net cash flows from these assets over the next five years. These assets will be amortized over their determined life, being the length of the current contract in effect as at the day of the acquisition.  The 500,000 shares issued pursuant to the acquisition were valued based on the closing price of our common stock at the date of the announcement.  An additional 500,000 shares have been reflected as part of the non-compete value based upon the fair market value of the contingent consideration to be issued.  The contingent consideration of 500,000 shares will be paid one year from the acquisition date if the revenues reach 90% of pre-acquisition levels.

A preliminary breakdown of the purchase price is as follows:

Cash	$313,185
Promissory Note	234,887
500,000 contingent shares	150,000
500,000 Shares of DIIG	150,000
Total consideration paid	$848,072

The fair value of the net assets acquired is recorded as follows:

Accounts receivable	$12,136
Computer equipment	8,155
Hospital contracts	794,707
Non-compete agreement	205,328
Liabilities assumed	(172,254)
Net assets purchased	$848,072

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the period presented as if it would have been reported during the nine month period below:

Nine Months ended September 30, 2009 (Unaudited)
Sales	$1,235,779
Cost of Sales	998,163

Gross Margin	$237,616

Total Operating Expenses	972,67

Operating Income/Loss	$(735,062)

Total Other Income/(Expenses)	19,314

Net Income/(Loss)	$(715,748)
Comprehensive Income/(Loss)	$366

Total Comprehensive Income/(Loss)	$(715,382)

Basic and Diluted Earnings/(Loss) per Share	(0.05)

Weighted Average Shares Outstanding:
Basic and Diluted	14,075,892

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Pursuant to the acquisition agreement of CTS, the Company has agreed to issue an additional 500,000 shares to the previous shareholders for CTS achieving certain milestones as discussed in Note 4 in its first year of post-acquisition operations.  This contingency is recorded in the equity section of the Company’s balance sheet.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2009 and December 31, 2008 the trade payables and accrued liabilities of the Company were $175,413 and $70,618, respectively. Of the total amount as of September 30, 2009, approximately $97,711 is related to CTS ongoing operations. The balance of the accounts is vendors supplying goods and services used in the normal course of business.  Of the total amount in 2008, $54,766 or approximately 80% was represented by three accounts, being our legal advisors, and accountants.

NOTE 7 – PROMISSORY NOTES

The company assumed debt of CTS for payments made against accounts payable by the former stockholders. Previous stockholders of CTS loaned CDN$125,760 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan is memorialized by a promissory note, secured by DIIG’s shares in and assets of CTS, and payable within 60 days. The Company also entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement.

The details of the notes are as follows:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	$36,000	$28,186	May 2, 2009
Syed Haider	36,000	28,186	May 2, 2009
Quinte MRI	53,760	42,092	July 2, 2009
Dawn Haider	90,000	83,940	March 2, 2010
Syed Haider	90,000	83,940	March 2, 2010
Quinte MRI	120,000	111,920	March 2, 2010
	$425,760	$378,264

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	90,000	83,940	March 2, 2010
Syed Haider	90,000	83,940	March 2, 2010
Quinte MRI	120,000	111,919	March 2, 2010
	$300,000	$279,799

During the second quarter, ended June 30, 2009, the notes maturing on May 2, 2009 were paid in full.  The US dollar equivalent to satisfy the payments was $61,856.  An exchange loss of $5,484 was recorded on extinguishment of these notes. These notes were non-interest bearing.

During the third quarter, ended September 30, 2009, the note maturing on July 2, 2009 was paid in full.  The US dollar equivalent to satisfy the payments was $50,535.  An exchange loss of $8,443 was recorded on extinguishment of this note.

The remaining notes are non-interest bearing. The Company imputed interest on the notes at their normal borrowing rate of 10%. Imputed interest on these notes for the nine months ended Sep 30, 2009 was $17,505.

Face value of promissory notes is denominated in Canadian dollars. A foreign currency transactions loss of $44,910 was recorded due to foreign exchange rate change on the Canadian dollar denominated notes.

NOTE 8 – RELATED PARTIES

The Company has a loan from its president that is non-interest bearing and payable upon demand. At year-end imputed interest was calculated, at a 10% annualized rate, and recorded as an expense and additional paid in capital to the Company.  The balance at September 30, 2009 is $20,444. Imputed interest for the 9 months ended September 30, 2009 totaled $1,188 for this note.

The Company entered into six non-interest bearing note agreements associated with the acquisition of CTS. The cumulative balance of these notes as of September 30, 2009 was $279,799. Imputed interest for the 9 months ended Sep 30, 2009 for these notes totaled $17,505 at a 10% annualized rate.

CTS entered into a management agreement with Diagnostic in the second quarter to provide general business management, sales and infrastructure support.  The agreement is for approximately $10,000 per month through the end of 2009.  These charges are eliminated on consolidation.

NOTE 9 – LOANS PAYABLE

CTS borrowed funds for working capital from various sources.  A summary of the details are as follows:

Creditor	Maturity	Balance (US$)	Interest Rate
Syed Haider	None	4,393	0%
Frank Hiebert	June 20, 2010	$19,833	10%
Greg Meehan	June 20, 2010	$10,193	10%
Syed Haider	November 10, 2013	$5,542	29.99%
		$36,961

NOTE 10 – COMMON STOCK

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

During the third quarter 100,000 shares were issued by private placement for $25,000.

During the third quarter 100,000 shares were issued for services valued at $22,000 based upon the closing price of our common stock at the grant date.

NOTE 11 – SUBSEQUENT EVENTS

The Company had no material subsequent events to disclose from the balance sheet date to the filing date. The company evaluated subsequent events through the filing date of November 23, 2009.

NOTE 12 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the company incurred net losses of $840,974 for the nine months ended September 30, 2009 as well as a working capital deficit of $425,642. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Item2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the nine months ended September 30, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CTS Business Description

CTS provides leading edge remote radiology (teleradiology) technology to hospitals and practices, on-call 24 hours a day, 7 days a week.  CTS connects clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

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

In the third quarter of 2009 we focused our energies on CTS and made minimal progress on opening new clinics. The Company plans to continue to work on its first clinic in the fourth quarter of 2009.

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

Property

CTS and Diagnostic are leasing an office in Toronto as our administrative premises for $1,200 CAD per month. CTS is also leasing off-site servers at a cost of $1,800 CAD per month. As of November 1st 2009 the cost of the monthly off-site servers has increased to $2,600 CAD monthly.

Employees and Directors

Diagnostic Imaging and CTS currently has two full time employees who are the chief executive officer and chairman of the board as well as an accounting and administrative assistant. Additionally the Company employs many contractors who are radiologists, accountants, business development consultants and IT professionals.  While we implement our business plan we will require additional employees.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from inception through the year ended December 31, 2008.  During the nine and three months ended September 30, 2009 the Company generated $1,079,041, and 558,350, respectively, in revenues from radiological services.

The company did not incur any cost of sales through the year ended December 31, 2008. During the nine months and three months ended September 30, 2009 the company incurred $879,974, and $451,901, respectively.

 Operating expenses for the nine months ended September 30, 2009, and September 30, 2008 totaled $966,931, and $37,201, respectively. During the nine months ended September 30, 2009, we incurred $249,447 in amortization and depreciation expenses, $224,045 in legal and professional fees, $26,045 in administrative costs, $161,000 in management fees and $199,613 in advertising and promotion.  The remaining $106,779 in expenses was incurred for rent and general business operations. During the nine months ended September 30, 2008, we incurred $120 in depreciation expense, $19,144 in legal and professional fees, and$10,759 in administrative costs. We didn’t incur any management fees, or advertising and promotion expenses. The remaining $7,178 in expenses was incurred for general office expenses.

Operating expenses for the three months ended September 30, 2009, and September 30, 2008 totaled $226,982 and $11,065. During the three months ended September 30, 2009, we incurred $106,250 in amortization and depreciation expenses, $52,863 in legal and professional fees, $6,017 in administrative costs, $4,676 in office supplies, $11,000 in management fees, and $13,382 in wages and payroll costs.  The remaining $32,356 in expenses was incurred for rent and general business operations. During the three months ended September 30, 2008, we incurred $32 in depreciation expense, $5,255 in legal and professional fees, and $4,271 in administrative costs. The remaining $1,571 in expenses was incurred for general office expenses.

We believe we will incur substantial expenses in the near term as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2009, the Company funded its operations and working capital through the sale of common stock.  In 2009, the Company has continued to fund its operations and working capital with the sale of common stock.

During the past two years, the company sold an aggregate of 4,154,582 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $633,137. The Company issued 100,000 shares in September 2009, at a per share price of $0.22 for services, 100,000 shares in September 2009 at a per share price of $0.25 for $25,000, 300,000 Shares in April 2009 at a per share price of $0.23 for services, 210,000 shares in May 2009 at a per share price of $0.07 for services, 1,020,000 shares in June 2009 at a per share price of $0.15 for services, 1,533,668 shares in June 2009 at a per share price of $0.15 for $230,000, 500,000 shares in March 2009 at a price per share of $0.30 for investment,2,520,914 in March 2009 at a per share price of $0.15, 300,000 shares in March 2009 at a per share price of $0.30 for services . In connection with the capital raising activities, the Company paid $53,750 in certain fees and other expenses, such as professional fees and filing fees.

The Company’s operations have produced $558,350 and $1,079,041 of revenues during the three and nine months ended September 30, 2009, respectively, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2009, 2010 and beyond. The company will be required to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the $300,000 CAD in notes payable in March 2010.

Since inception, our president has loaned the Company $109,519 to fund our operations. The note is non-interest bearing and payable upon demand.  As of September 30, 2009 the balance outstanding on this note is $20,444.

As of September 30, 2009, our assets totaled $852,834 which consisted of cash balances, accounts receivable, intangible assets and computer and office equipment. Our total liabilities consisted of accounts payable and accrued liabilities of $175,413, notes payable of $20,444 due to our president, loans payable of $39,961 and promissory notes of $279,799. We had an accumulated deficit of $1,090,645 and had working capital deficit of $425,642.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of September 30, 2009, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management is evaluating our control environment and plans to make improvements to the quality of our controls.  When changes are made to our control structure it will be disclosed in future filings.

PART II

ITEM 1.  Legal Proceedings

On August 13, 2009, the Company filed a Statement of Claim, in the Ontario Superior Court of Justice, Case Number CV-09384970, against Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc. (“Vendors”), to recover monies owed to the Company by the defendants for breach of the terms of the purchase contract to acquire the assets and business of CTS. On September 16, 2009, the Vendors filed a Statement of Defense and Syed Haider filed a Statement of Defense and Counterclaim, the latter for monies claimed to be owed under his consulting contract. The Statement of Defence and Counterclaim also asks for $1,500.00 in legal costs alleged due under a promissory note and a declaration of the breach of the promissory note and a declaration that the security agreement has been breached on a number of grounds. The Company plans to vigorously pursue its action against the Vendors and defend against the counterclaim.

On or about October 20, 2009, Syed Haider served a Notice of Motion to enforce the terms of a security agreement relating to the assets of CTS, based on his assertion he is due certain sums under the consulting contract, about which the Company has asserted a right of set off and his breach. The Company believes that this motion related to the security interest in the assets of CTS has been brought in the wrong court and that Syed Haider is trying to circumvent the lawsuit the Company has filed against him. The Company will oppose the motion and intends to vigorously defend itself and its assets against this motion.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009 the Company issued 200,000 shares of common stock.

The Company issued 100,000 shares of common stock to one individual for services rendered. The shares were valued at    $22,000 based on the closing price of our common stock on the dates of issue.

The company issued 100,000 shares of common stock for $25,000 in cash.

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

(Registrant)	DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
President
(Principal Executive Officer)

Date:	November 23, 2009