Form 10-K
period 2009-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2010-04-15
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Registrant's telephone number, including area code: 1 (877)-331-3444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐

Accelerated filer    ☐

Non-accelerated filer    ☐

Smaller reporting company    ☒

(Do not check if smaller reporting company)

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of April 15, 2010 was approximately $1,502,971.

There were 17,735,506 shares of common stock outstanding as of April 15, 2010.

Documents Incorporated by Reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Diagnostic Imaging International Corp., (“DIIC”) a Nevada Corporation, was incorporated in 2000. In 2005 the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009 the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while planning for the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

CTS (Business description)

CTS provides leading edge remote radiology (teleradiology) technology to hospitals and practices, on-call, 24 hours a day, 7 days a week.  CTS connects clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

CTS offers interpretations of urgent and elective examinations by board certified consultant radiologists. The Company specializes in MRI, CT, PET, US, NM, MAMMO, X-Ray and BMD modalities.  Emergency STAT service is available within one hour, and 24 hours for all other studies. The CTS operation centre co-ordinates hospitals and radiologists 24 hours a day, 365 days a year.

CTS receives diagnostic imaging scans from hospitals and clinics, and transmits them to approved, certified radiologists, who are typically located in larger urban medical centers. The radiologists read the scans and review the audio information, prepare a medical report, and transmit the reports to the hospitals and clinics. The CTS system of services allows hospitals and clinics access to on-demand radiologists.  Joining the CTS team allows the radiologists to make additional income, the flexibility to work from home as opposed to being “locked” in a room in the hospital, and the flexibility to spend time with their families.  This service system also helps hospitals and clinics in remote locations, where it is difficult to hire skilled radiologists, and access professional, skilled radiology staff.

CTS has been providing teleradiology services in North America since 2005.

CTS also offers similar services to other public hospitals, and is looking to expand into other provinces and the U.S.

CTS services include:

➢

Full PACS Networking and Compatibility *

➢

Certified Radiologists based in North America and are vetted by the hospital

➢

24 Hour Turnaround on Non-emergency Reports

➢

One Hour Turnaround on Emergency Verbal STAT Reports

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

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act)) guidelines.

About Teleraradiology

Teleradiology is the process of assessing radiological patient images, such as x-rays, CTs, and MRIs, from one location to another for the purposes of interpretation and/or consultation. Radiologists are increasingly a scarce resource given that imaging procedures are growing approximately 15% annually against an increase of only 2% in the Radiologist population.

Teleradiology improves patient care by allowing Radiologists to provide services without actually having to be at the location of the patient. This is important when a sub-specialist, such as a MRI Radiologist, Neuroradiologist, Pediatric Radiologist, or Musculoskeletal Radiologist is required, as these professionals are generally only located in large metropolitan areas.

Teleradiology allows trained specialists to be available 24/7. The Teleradiology Network utilizes secured network technologies such as the, lines, and (WAN) or a (LAN). Highly specialized software is used to transmit the images and enable the Radiologist to effectively analyze what can be hundreds of images for a given study. Technologies such as advanced graphics processing, voice recognition, and image compression are often used in Teleradiology. Through Teleradiology, images can be sent to another part of the hospital, or to other locations around the world.

Teleradiologists can provide a Preliminary Read Report for emergency room purposes, or a Final Read Report for the official patient record and for use in billing.

Preliminary Reports include all pertinent findings and a phone call for any critical findings. For some Teleradiology services, the turnaround time is extremely quick with a one hour standard turnaround which is expedited for critical and stroke studies.

Teleradiology Final Reports can be provided for emergent and non-emergent studies. Final reports include all findings and require access to prior studies and all relevant patient information for a complete diagnosis. Phone calls with any critical findings are proven quality services.

In addition, some teleradiologists are fellowship trained radiologists and have a wide variety of sub-specialty expertise, including such difficult-to-find areas as MRI Radiology, Neuroradiology, and Paediatric Neuroradiology.

Teleradiology Preliminary or Final Reports can be provided for all doctors’ and hospitals’ overflow studies. Teleradiology can be available for intermittent coverage as an extension of practices, which we believe will provide patients with higher quality care.

Magnetic Resonance Imaging (MRI)

MRI is an investigative procedure to detect structural or anatomical problems inside the body without the need for exploratory surgery or more complex invasive tests. MRI scanning is a painless way to "see" through bones.

MRI can be used to detect problems in almost any area - head, brain, eyes, ears, neck, chest, abdomen, pelvis, spine and limbs. It is particularly useful for detecting nerve root compression (pinched, trapped nerves) in the spine by a slipped disc, and is also commonly used to assess major joints (knees and ankles - torn ligaments, meniscus injuries).

MRI has found wide applications in many branches of medicine. Neurology, cardiology, orthopaedics, urology and general surgery all use MRI for making and confirming diagnosis.

MRI can also be used in angiography studies without the need for contrast. MRI scans produce detailed pictures of soft body tissue and organs without using ionizing radiation, making early detection of cancers, neurological, and musculoskeletal diseases possible.

Computerized Axial Tomography (CAT) Technology

Patients find CAT scan technology less claustrophobic than an MRI scan, as the tunnel on a CAT machine is much shorter than the tunnel on an MRI scanner.

Computed Tomography scans are a three dimensional "window" into the body through which doctors can see brain, spine, joint and internal organs.

A CAT scan consists of a highly sensitive X-ray beam that is focused on a special plane of the body. As this beam passes through the body, it is picked up by a detector, which feeds the information it receives into a computer. The computer analyzes the information on the basis of tissue density.

Computed Tomography (CT)

Computed Tomography (CT) is a method employing. is used to generate a of the inside of an object from a large series of two-dimensional images taken around a single.

CT was originally known as the "EMI scan" as it was developed at a research branch of, a company best known today for its music and recording business. It was later known as computed axial tomography (CAT or CT scan).

Positron Emission Tomography (PET)

Positron Emission Tomography (PET) is a technique which produces a three-dimensional image or map of functional processes in the body. The system detects pairs of emitted indirectly by a -emitting (tracer), which is introduced into the body on a biologically active molecule. Images of tracer concentration in 3-dimensional space within the body are then reconstructed by computer analysis. In modern scanners, this reconstruction is often accomplished with the aid of a performed on the patient during the same session, in the same machine.

Canadian Government Regulation

Our CTS subsidiary is subject to extensive regulation by the Canadian federal government, as well as the governments of the provinces and territories in which we conduct our business. A diagnostic imaging clinic or hospital must be licensed by the Ministry of Health and sanctioned by the College of Physicians and Surgeons in the province in which it is located.

In addition to extensive existing Canadian government healthcare regulation, there could be at the federal and provincial levels reforms affecting the payment for and availability of diagnostic healthcare services. Limitations on reimbursement amounts and other cost containment pressures could result in a decrease in the revenue we expect to receive for each scan we perform. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what affect these proposals would have on our business.

As our CTS subsidiary operates solely in Canada, we do not expect the recent U.S. healthcare reform legislation to have a material affect on our business or results of operations.

Competition

We compete with numerous public and private diagnostic imaging clinics. We also compete for the hiring of qualified medical experts and MRI technicians to perform and evaluate the diagnostic imaging scans.  Most of our current competitors have, and our future competitors are expected to have, greater resources than us. Therefore, our ability to compete largely depends on our financial resources and capacity.

Customers

We currently maintain a client roster of 16 public hospitals in Canada through our CTS subsidiary. The loss of any of these clients would have a negative impact on the Company.

Employees

DIIC currently has two full time employees and one part time employee who are the Chief Executive Officer, the Controller and the Chief Financial Officer, respectively. In addition the Company employs many contractors who are radiologists, accountants, business development consultants, clerical staff and IT professionals. While we expand our CTS subsidiary we expect to hire additional employees.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

We lease approximately 1,900 square feet of office space in Toronto, Canada for CDN$4,695 per month. The lease expires in March 2013. We believe that this facility is adequate to meet our current and reasonably foreseeable future requirements

ITEM 3. LEGAL PROCEEDINGS

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

In March 2010, the judge hearing the motion ruled that DIIC should pay into court as security the amounts claimed by Mr. Haider under the consulting agreement. The court would hold these amounts in trust pending the outcome of the suit brought by the Company against Mr. Haider et al. Additionally, Mr. Haider gave an undertaking that any damages caused the Company by these monies being held in court would be indemnified by him. The court also granted, and Mr. Haiders lawyers have consented, that the remaining balance of promissory notes owed to Mr. Haider et al… will be offset by claims by the Company until the matter is resolved at trial. The judge also ruled that the suit be moved to Belleville, Ontario. The Company is appealing the ruling for the payment of money into court and the relocation of the proceedings to Belleville from Toronto, Ontario.

ITEM 4. [Reserved]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is approved for listing on the Over-the-Counter Bulletin Board (“OTCBB”) under the stock symbol DIIG.OB.

	2009		2008
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.40	$0.12	$0.40	$0.15
September 30	$0.45	$0.10	$0.40	$0.39
June 30	$0.24	$0.07	$0.40	$0.34
March 31	$0.40	$0.10	$0.40	$0.34

Holders

As of March 31, 2010, we had 63 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

Dividends

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2002 Equity Plan	1,720,000	$0.172	280,000
2009 Equity Plan	0	$ 0	5,000,000
Total	1,720,000		5,280,000

Recent Sales of Unregistered Securities

The Company issued: 100,000 shares in September 2009, at a per share price of $0.22, for services; 100,000 shares in September 2009, at a per share price of $0.25, for $25,000; 300,000 Shares in April 2009, at a per share price of $0.23, for services; 210,000 shares in May 2009, at a per share price of $0.07, for services; 1,020,000 shares in June 2009, at a per share price of $0.15, for services; 1,533,668 shares in June 2009, at a per share price of $0.15, for $230,000; 500,000 shares in March 2009, at a price per share of $0.30, for $150,000; 2,520,914 shares in March 2009, at a per share price of $0.15, for services; and 300,000 shares in March 2009, at a per share price of $0.30, for services.

These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS Acquisition

On March 2, 2009, DIIC completed its purchase of all of the outstanding shares of capital stock of CTS from CTS’ stockholders. As a result, CTS is now a wholly-owned subsidiary of DIIC.

Under the terms of the acquisition agreement, as amended, all of the outstanding shares of CTS were acquired for: a cash payment of CDN$400,000; aggregate promissory notes in the principal amount of CDN$300,000, which was paid on March 2, 2010; 500,000 shares of common stock of DIIG; and an earn-out for the selling shareholders aggregating 500,000 shares of common stock of DIIC, pro rata to the selling shareholders, payable on March 2, 2010 if and only if the revenues of CTS for fiscal year 2009 are at or above 90% of the fiscal year 2007 revenues of CTS. The earn-out shares were paid on March 1st, 2010.

In addition, from the aggregate CDN$400,000 cash payment they received from DIIC, the previous stockholders of CTS loaned CDN$125,760 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan was memorialized by promissory notes which were paid in 2009.

Overall Operating Results:

During the year ended December 31, 2009, the Company generated $1,667,187 in revenues from radiology services. The Company had no revenues from inception through the year ended December 31, 2008.

During the year ended December 31, 2009, the Company incurred $1,367,505 in cost of sales. The Company did not incur any cost of sales from inception through the year ended December 31, 2008.

Operating expenses for the years ended December 31, 2009, and December 31, 2008 totaled $1,192,354, and $65,976, respectively.

During the year ended December 31, 2009, we incurred $355,552 in amortization and depreciation expenses, $258,713 in legal and professional fees, $101,512 in general and administrative costs, $161,000 in management fees, $225,946 in advertising and promotion, $40,273 for labor, $40,358 for rent and insurance, and $9,000 for a stock option expensed for services.

During the year ended December 31, 2008, we incurred $160 in depreciation expense, $29,390 in legal and professional fees, $33,594 in general and administrative costs, and $2,832 for advertising and promotion.

We believe that the Company will become cash flow positive in 2010 but will require substantial investment in the near term in order to expand as we implement our business plan.

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

The Company’s operations have produced $1,667,187 of revenues during the year ended December 31, 2009, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2010 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining CDN$148,000 in notes payable due the previous stockholders of CTS; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. As of December 31, 2009, the balance outstanding on this note was $7,282.

As of December 31, 2009, our assets totaled $753,095, which consisted of cash balances, accounts receivable, intangible assets and computer and office equipment. As of December 31, 2009, our total liabilities consisted of accounts payable and accrued liabilities of $223,494, related party notes payable of $7,282, loans payable of $35,759 and promissory notes of $286,650. As of December 31, 2009, we had an accumulated deficit of $1,231,841 and a working capital deficit of $455,520.

On March 4, 2010 the Company closed a financing of $165,956 in loans from private investors. The notes are due on March 31, 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

On March 2, 2010, the Company paid CDN$152,000 towards the balance of the outstanding promissory notes that were due on March 2, 2010. The $148,000 balance of the promissory notes is currently being set off against claims by the Company against the previous owners of CTS. Please see Legal Proceedings.

We will need significant funds to consummate the acquisition of any additional diagnostic imaging clinics in the future.  We anticipate that any funds raised will be raised through the sale of our securities in public or private placement transactions, and/or the issuance of convertible debentures and/or loans. We have no commitments at this time and we cannot give any assurances that we will be successful in raising adequate funds in order to fully implement our business plan. If we are not able to secure adequate financing or it is offered on unacceptable terms, then our business plan and strategy may have to be modified or curtailed or certain aspects terminated.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008.

F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from December 31, 2007 to December 31, 2009.

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

F-6

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Diagnostic Imaging International Corp.

We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the two years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Imaging International Corp. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida April 10, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$18,076	$428
Accounts Receivable, net	73,390	-
Total Current Assets	91,466	428

Property and Equipment:
Equipment	100,243	800
Less: Accumulated Depreciation	(93,806)	(200)
Total Property and Equipment, net	6,437	600
Intangible Assets
Hospital Contracts	794,707	-
Non-compete agreement	205,328	-
Less: Accumulated Amortization	(346,754)	-
Total Intangible Assets, net	653,281	-
Other Assets:
Deposits	1,911	4,089
Total Other Assets	1,911	4,089
TOTAL ASSETS	$753,095	$5,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$223,494	$70,618
Promissory Notes	286,650	-
Notes Payable - Shareholder	7,282	66,207
Loans Payable-Current Portion	29,559
Total Current Liabilities	546,986	136,825

Long Term Liabilities:
Loans Payable	6,200	-
Total Liabilities	553,186	136,825
Stockholders' Equity (Deficit):
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $0.001 par value; 100,000,000 shares authorized,16,531,256 and 9,946,674 shares issued and
outstanding at December 31, 2009 and December 31, 2008 respectively	16,532	9,947
Additional Paid-in Capital	1,268,245	107,908
Contingent Shares	150,000
Comprehensive Loss Accumulated	(3,030)	108
Accumulated Deficit	(1,231,841)	(249,671)
Total Stockholders' Equity (Deficit)	199,904	(131,708)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$753,095	$5,117

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations
For the years ended

	December 31,	December 31,
	2009	2008
Revenue:
Sales	$1,667,187	$-
Cost of sales	1,367,505	-
Gross Margin	299,682	-

Operating Expenses:
Administrative fees	27,974	17,456
Advertising	225,946	2,832
Amortization	346,754	-
Automobile	784	-
Bank and finance charges	3,086	186
Courier and freight	6,873	-
Depreciation	8,798	160
Dues and subscriptions	49	-
Equipment repair/rent	4,511	-
Finance Charges	-	10,168
Insurance	11,545	-
Labor	40,273	-
Legal and professional	258,713	29,390
Licensing and permits	949	-
Management fees	161,000	-
Miscellaneous	20,213	-
Office and supplies	21,190	4,388
Rent	28,813	-
Stock option expense	9,000	-
Telephone and utilities	10,474	1,313
Travel	5,409	83
Total Operating Expenses	1,192,354	65,976
Operating Loss	(892,672)	(65,976)

Other Income and (Expenses):
Other Income	18,038	-
Foreign Currency Losses	(70,240)	-
Interest Expense	(37,296)	-
Total Other Income/Expenses	(89,498)	-

Net Loss	(982,170)	(65,976)
Comprehensive Income/(Loss)	(3,138)	(270)
Total comprehensive Loss	$(985,308)	$(66,246)
Basic and Diluted Loss per Share	$(0.070)	$(0.007)
Weighted Average Shares Outstanding:
Basic and Diluted	14,075,892	9,946,674

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

			Additional			Other
	Common Stock		Paid-in	Contingent	Accumulated	Comprehensive
	Amount	Shares	Capital	Shares	Deficit	Loss	Total
	$		$	$	$	$	$
31-Dec-07	9,947	9,946,674	96,553	-	(183,695)	378	(76,817)
Imputed interest on shareholder loan	-	-	5,355	-	-	-	5,355
Services contributed by shareholder	-	-	6,000	-	-		6,000
Comprehensive income ( Loss)	-	-	-	-	-	(270)	(270)
Net Income ( Loss)	-	-	-	-	(65,976)	-	(65,976)
31-Dec-08	9,947	9,946,674	107,908	-	(249,671)	108	(131,708)
Proceeds from Sale of stock	4,155	4,154,582	628,982	-	-	-	633,137
Shares issued for Services	1,930	1,930,000	346,770	-	-	-	348,700
Stock Option Expense	-	-	9,000	-	-	-	9,000
Contingent Shares	-	-	-	150,000	-	-	150,000
Imputed interest on shareholder loan	-	-	26,085	-	-	-	26,085
Shares issued for Investment	500	500,000	149,500	-	-	-	150,000
Comprehensive income ( Loss)	-	-	-	-	-	(3,138)	(3,138)
Net Income ( Loss)	-	-	-	-	(982,170)	-	(982,170)
31-Dec-09	16,532	16,531,256	1,268,245	150,000	(1,231,841)	(3,030)	199,906

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(982,170)	$(65,976)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	8,798	160
Stock Option Expense	9,000	-
Interest imputed on shareholder loan	26,085	5,355
Shares issued for services	348,700	-
Amortization of Intangible Assets	346,754	-
Foreign currency Translation Gain/ Loss	70,240	-
Changes in operating assets and liabilities:
Accounts Receivable	(61,255)	-
Deposits	2,178	(4,089)
Accounts Payable	111,823	23,580
NET CASH USED IN OPERATING ACTIVITIES	(119,847)	(40,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CTS	(313,185)	-
NET CASH USED IN INVESTING ACTIVITIES	(313,185)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Services Contributed by Shareholder		6,000
Proceeds from Sale of Common Stock	633,137	-
Proceeds from related party debt	46,174	34,407
Principal payments on Related Party debt	(105,098)	-
Principal payments on debt	(120,397)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	453,817	40,407
Gain / (Loss) due to foreign currency translation	(3,138)	(270)
NET CHANGE IN CASH	17,648	(833)
CASH AT BEGINNING OF PERIOD	428	1,261
CASH AT END OF PERIOD	$18,076	$428
Cash paid during the year for:
Interest	$9,597	$-
Income Taxes	$-	$-
Non-cash financing and investing activities:
Purchase of business by issuing common stock	$150,000	$-
Contingent issuance of common stock on acquisition	$150,000	$-
Issuance of promissory note in connection with a business acquisition	$234,887	$-
Shares issued for services	$348,700	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to consolidated statements

For the years ended December 31, 2009 and 2008.

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp. (“DIIC”), a Nevada Corporation, was incorporated in 2000. In 2005 the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009 the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010 the Company modified its business plan to grow its CTS subsidiary while planning for the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

In the first quarter of 2009 the Company began to generate revenue. Therefore, in accordance with SFAS 7, “Accounting and Reporting by Development Stage Enterprises”, the Company is no longer required to disclose a cumulative amount for development stage activities, for comparative purposes, in its Statements of Operations and Statements of Cash Flows.

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS operations were included in the consolidated statement of operations as of March 2, 2009, which is the date of its acquisition. CTS’ revenues and expenses prior to the date of acquisition were not included in the consolidated statement of operations. A consolidation adjustment was reflected in retained earnings on the consolidated balance sheet for the year ended December 31, 2009.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2009 presentation.

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2009, there was no allowance for bad debts.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of December 31, 2009, the Company has not acquired any indefinite-lived intangible assets and goodwill.

Intangible Assets

CTS, the Company’s operating subsidiary, has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts vary between one and five years.  The contracts do not specify any minimum billings for any period of time. These contracts were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the life of the contract using the straight line method.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a life of five years and the value attributed to it will be amortized over the same period.

The accumulated amortization of intangible assets with finite useful lives was $346,754 and $0 in December 31, 2009 and 2008, respectively.

For these assets, amortization expense over the next five years is expected to be $653,283.

Year	USD
2010	$191,003
2011	145,983
2012	145,983
2013	145,983
2014	24,331
$653,283

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  As of December 31, 2009, CTS held six contracts; three contracts that are renewable on a year-to-year basis, one contract which is a five-year contract renewable in 2014, and its two largest contracts, which are five-year contracts, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

Amortization and Depreciation

In previous reporting periods the Company has presented the amortization and depreciation expenses above the gross profit line to maintain consistency with previous reporting. As of the third quarter of this year, the Company has decided to classify amortization and depreciation as operating expenses to better reflect the nature of the expenses.

Stock based compensation

Beginning January 1, 2006, the Company adopted an accounting standard for stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value. The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the period which services are to be received or the vesting period, whichever is shorter.

The Company recognized stock-based compensation expense from stock granted to non-employees for the twelve months ended December 31, 2009 of $348,700.  The Company recognized stock-based compensation expense from warrants granted to non-employees for the twelve months ended December 31, 2009 of $9,000.

Fair Value of Financial Instruments

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

Fair Value Measurements

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include domestic and international equities, U.S. treasuries and agency securities, and exchange-traded mutual funds. Our Level 1 derivative assets and liabilities include those traded on exchanges.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, certificates of deposit, certain agency securities, foreign government bonds, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. Our Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives.

We do not have assets and liabilities that we carry at level 1, 2 or 3.

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

The Company’s functional currency for its wholly owned subsidiary CTS is the Canadian dollar and these financial statements have been translated into U.S. dollars. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

The Company recognized a foreign currency loss of $70,240 in 2009 and none in 2008, as the Company had no Canadian operations in 2008.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, formerly Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

The Company follows the provisions of ASC Topic 260, formerly SFAS No. 128, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Year ended
	2009	2008
Numerator:
Continuing operations:
Loss from continuing operations	$(985,308)	$(66,246)
Total	$(985,308)	$(66,246)

Net loss	$(985,308)	$(66,246)

Denominator:
Weighted average number of shares outstanding – basic and diluted	14,075,892	14,075,892

EPS:
Basic:
Continuing operations	$(0.07)	$(0.007)
Net loss	$(0.07)	$(0.007)

Diluted
Continuing operations	$(0.07)	$(0.007)
Net loss	$(0.07)	$(0.007)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On December 31, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Note 2.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At December 31, 2009 and 2008, the major class of property and equipment were as follows:

	2009	2008	Estimated useful lives
Computer/Office Equipment	$100,243	$800	3 years
Less: Accumulated Depreciation	(93,806)	(200)
Net Book Value	$6,437	$600

Depreciation expense was $2,079 for 2009 and $160 for 2008.

The increase in values is due to the assets acquired on acquisition of CTS in March, 2009.

Note 3.  Lease Commitments

During 2009 CTS, a wholly owned subsidiary of the Company, had a lease for its office space of $1,200 CAD per month. CTS is also leasing off-site servers at a cost of $1,800 CAD per month. As of November 1, 2009, the cost of the monthly off-site servers has increased to $2,600 CAD monthly. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

As of February 1, 2010 the lease has been modified to exclude the $1,200 CAD portion pertaining to the office space.

On December 30, 2009, CTS entered into a new lease commitment for its office space of $2,452 CAD minimum rental, and approximately $2,243 CAD in utilities, realty taxes, and operating costs; for a total of $4,695 CAD per month. The first lease payment will be in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected remaining Lease commitments for the next three years:

Year	Office Space	Servers	CAD	USD
2010	$43,455	$31,200	$74,655	$71,333
2011	56,338	31,200	87,538	83,643
2012	56,338	31,200	87,538	83,643
	$156,131	$93,600	$249,731	$238,619

Note 4.  Business Combination

On March 2, 2009, we acquired 100% of voting stock of Canadian Teleradiology Services Inc. (CTS) for consideration including cash and stock which is described in detail below. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. CTS provides remote radiology (teleradiology) technology to hospitals and practices, on-call 24 hours a day, seven days a week.  CTS connects its clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

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

Consideration for the acquisition comprised the following (at fair value):

Cash	$313,185
Promissory Note	234,887
500,000 contingent shares	150,000
500,000 Shares of DIIC	150,000
Total consideration paid	$848,072

Following assets and liabilities were recognized in the acquisition (at fair value):

Accounts receivable	$12,136
Computer equipment	8,155
Hospital contracts	794,707
Non-compete agreement	205,328
Liabilities assumed	(172,254)
Net assets purchased	$848,072

We have evaluated this transaction and believe that the historical cost of the tangible assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the intangible assets was calculated using a discounted cash flow model of the expected net cash flows from these assets over the next five years. These intangible assets will be amortized over their determined life, being the length of the current contract in effect as at the day of the acquisition.

The amounts of revenue and earnings included in the consolidated income statement from for March 02, 2009 (date of acquisition) for 2009 are $1,667,187 and $299,682, respectively.

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the period presented as if it would have been reported during the twelve month period below:

Twelve Months ended 31-Dec-09 (Unaudited)
Sales	$1,823,925
Cost of Sales	1,485,694

Gross Margin	$338,231

Cash Operating Expenses	$388,524
Non Cash Operating Expenses	$809,577
Total Operating Expenses	1,198,101

Operating Income/Loss	$(859,870)

Total Other Income/(Expenses)	2,926

Net Income/(Loss)	$(856,944)
Comprehensive Income/(Loss)	$(3,395)

Total Comprehensive Income/(Loss)	$(860,339)

Basic and Diluted Earnings/(Loss) per Share	(0.06)

Weighted Average Shares Outstanding:
Basic and Diluted	14,075,892

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 5.

Commitments and Contingencies

Pursuant to the acquisition agreement of CTS, the Company has agreed to issue an additional 500,000 shares to the previous shareholders for CTS upon achieving certain milestones as discussed in Note 4 in its first year of post-acquisition operations.  This contingency is recorded in the equity section of the Company’s balance sheet.

Note 6.

Accounts Payable and Accrued Liabilities

As of December 31, 2009 and December 31, 2008, the trade payables and accrued liabilities of the Company were $223,494 and $70,618, respectively. Of the total amount as of December 31, 2009, approximately $151,634 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.  Of the total amount in 2008, $54,766 or approximately 80% was represented by three accounts, being our legal advisors, and accountants.

Note 7.

Promissory Notes

The Company assumed debt of CTS for payments made against accounts payable by the former stockholders. Previous stockholders of CTS loaned CDN$125,760 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan is memorialized by a promissory note, secured by DIIC’s shares in and assets of CTS, and payable within 60 days. The Company also entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement.

The details of the notes are as follows:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	$36,000	$28,186	May 2, 2009
Syed Haider	36,000	28,186	May 2, 2009
Quinte MRI	53,760	42,092	July 2, 2009
Dawn Haider	90,000	85,995	March 2, 2010
Syed Haider	90,000	85,995	March 2, 2010
Quinte MRI	120,000	114,660	March 2, 2010
	$425,760	$385,114

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

The remaining notes are non-interest bearing. The Company imputed interest on the notes at an imputed interest rate of 10%. Imputed interest on these notes for the twelve months ended December 31, 2009 was $24,606.

Note 8.  Income Taxes

The provision (benefit) from income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December 31
	2009	2008
Current:
Federal	$-	$-
Deferred:
Federal	(313,000)	(26,000)
	$(313,000)	$(26,000)
Benefit from the operating loss carryforward	313,000	26,000

Benefit from income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate ranging from 34% to 38% and actual income tax expense is as follows:

	December 31,
	2009	2008
Statutory federal income tax rate	34.0%	38.0%
Valuation allowance	(34.0)%	(38.0)%
Effective tax rate	(0)%	(0)%

1 Face value of promissory notes is denominated in Canadian dollars. A foreign currency transactions loss of $51,761 was recorded due to foreign exchange rate change on the Canadian dollar denominated notes.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

	2009	2008
Deferred income tax asset:
Net operating loss carry-forward	$408,000	$95,000
Valuation allowance	(408,000)	(95,000)
Deferred tax asset	$-	$-

The Company has a combined net operating loss carryforward of approximately $1,200,000, which is available to offset future taxable income through 2022.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2009, as it is not expected that the deferred tax assets will be realized. The net increase in valuation allowance during the year ended December 31, 2009 was $313,000.

Note 9.  Related Party Transaction

During 2009, Richard Jagodnik (an officer and shareholder of the Company), loaned the Company $46,174.  The note is non-interest bearing and payable on demand.  The balance as of December 31, 2009 and 2008 is $7,282 and $66,207, respectively.  Interest has been imputed at 10% and 6.1% for transactions in 2009 and 2008 respectively, resulting in additional interest expense and additional paid in capital of $1,480 for the year ended December 31, 2009.

Note 10.  Common Stock Transactions

During the first quarter 2,520,914 shares were issued by private placement for $378,137.

During the first quarter 300,000 shares were issued for services valued at $90,000 based upon the closing price of our common stock at the grant date.

During the first quarter 500,000 shares were issued pursuant to the purchase and sale agreement of CTS.  These shares were valued at $150,000 based upon the closing price of our common stock at the announcement date.

During the second quarter 1,533,668 shares were issued by private placement for $230,000.

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

No shares were issued in the fourth quarter.

Note 11. Subsequent Events

On March 1, 2010 the company has issued the 500,000 shares recorded as contingent shares on the consolidated balance sheet for the year ended December, 31 2010

On March 4, 2010 the Company closed a financing of $165,956 in loans from private investors. The notes are due on March 31, 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

On March 2, 2010 the Company paid CDN$152,000 towards the balance of the outstanding promissory notes that were due on March 2, 2010.

The company evaluated subsequent events through the filing date of April, 15 2010.

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

On November 19, 2009, we notified M&K CPA’s PLLC (“M&K”), our former independent registered public accounting firm, that we had engaged a new independent registered public accounting firm and thereby were terminating our relationship with M&K. Our consolidated financial statements for the years ended December 31, 2008 and 2007 were audited by M&K.  M&K’s reports on our financial statements for those two fiscal years did not contain an adverse opinion, a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to our ability to continue as a going concern in each of the reports.

ITEM 9AT. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Our management, including our Certifying Officers, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  To address the material weaknesses, we performed additional analysis in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

1.

As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

We are evaluating how we will remediate these material weaknesses and will provide the required disclosure when appropriate.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during its fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE  EXCHANGE ACT.

The following table sets forth information concerning the directors and executive officers of Diagnostic Imaging International Corp. and their age and positions.

NAME	AGE	POSITIONS
Mitchell Geisler	39	Chief Executive Officer, President and Chairman
Richard Jagodnik	41	Chief Financial Officer and Director

Mr. Mitchell Geisler has served as our Chief Executive Officer, President and Chairman of the Board, and President of our CTS subsidiary, since January 2010. Prior to that, Mr. Geisler had been working as a consultant to the Company since early 2009. Mr. Geisler has over 20 years experience in business, ranging from business start ups, operations, expansion, branding and client customer relations, in a variety of industries including medical, hospitality and mining. Mr. Geisler has 10 years experience in operating public companies which have traded on the over the counter bulletin board. In addition to his position with DIIC, Mr. Geisler has been the Chief Operating Officer and a director of Pacific Gold Corp. since 2004 and President and a director of Pacific Gold Corp’s operating subsidiaries since 2003, including Oregon Gold Inc. from 2003 to 2009. We believe Mr. Geisler’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

Mr. Richard Jagodnik has served as our Chief Financial Officer since January 2010 and as a director since July 2005. Prior to that, Mr. Jagodnik served as our Chief Executive Officer, President and Chairman of the Board from July 2005 until January 2010. From 1997 through 2005, Mr. Jagodnik was the Vice President of Finance for Interesting Displays & Ideas, a Montreal based manufacturing organization. From 1990 through 1997, Mr. Jagodnik worked in public practice with Friedman and Friedman, Chartered Accountants. Mr. Jagodnik is a Chartered Accountant in Canada. We believe Mr. Jagodnik’s qualifications to serve on our Board of Directors include his extensive experience in strategic planning, budgeting, project and contract management and organizational planning.

During the past ten years, no executive officer or director has been involved in any legal proceedings, bankruptcy proceedings, or criminal proceedings nor violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2009, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2009, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2009 were complied with.

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

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Securities and Exchange Commission and in other public communications made by the Company;

(3)

Compliance with applicable government laws, rules and regulations;

(4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

We have not paid any compensation or other benefits to our executive officers during the past two fiscal years.

Until we have sufficient capital or revenues, neither Mr. Geisler nor Mr. Jagodnik will be provided with any cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Messers. Geisler and Jagodnik will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on their then respective level of time devoted to Company and the scope of their respective responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate Messers. Geisler and Jagodnik for their services.

Grants of Plan Based Awards

The Company did not award any stock options to any of its executive officers during 2009 or 2008. Our executive officers did not exercise any options during 2009.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2009:

Outstanding Equity Awards at December 31, 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mitchell Geisler	250,000	-0-	0.10	June 30, 2010

Directors

Each director holds office until the next meeting of stockholders or until his successor is duly appointed and qualified.  Directors do not receive any compensation for their services at this time. In the future, if the Company has non-employee directors, it expects it will provide a compensation package primarily based on stock options and reimbursement for direct expenses.  Such compensation package will be determined at that time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2010, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler	3,251,500(3)	18.1%
Richard Jagodnik	4,200,000	23.7%
All directors and executive officers as a group (two persons)	7,451,500	41.4%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)  There are 17,735,506 shares of common stock issued and outstanding as at April 15, 2010. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3)  Includes 250,000 shares of common stock issuable upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2009, Richard Jagodnik, our Chief Financial Officer (and former Chief Executive Officer and Chairman of the Board) loaned the Company $46,174, which was in addition to a previous balance of $66,207 that was outstanding as of December 31, 2008. During 2009, the Company paid $105,098 towards the loans. The loans are non-interest bearing and payable on demand. The balance as of December 31, 2009 was $7,283.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit fees billed by our independent registered public accounting firms for fiscal years 2009 and 2008 were $37,500 and $30,320, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2009 or 2008.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no tax fees billed for fiscal years 2009 or 2008.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2009 or 2008.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

a.  Exhibits

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Bylaws of Diagnostic Imaging International Corp. [1]
10.1	CTS Acquisition Agreement[2]
21.1	Subsidiaries of the Registrant*
23.1	Consent of Jewett, Schwartz, Wolfe & Associates*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*

______________________________________________________

1. Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed with the SEC on

August 9, 2006.

2. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	April 15, 2010

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2010
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 15, 2010
Richard Jagodnik