Form 10-K/A
period 2009-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2010-04-16
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

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