Form 10-Q
period 2010-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2010-05-17
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 11, 2010 the Company had outstanding 18,523,681 shares of its common stock.

Item 1. Consolidated Financial Statement

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$92,586	$18,076
Accounts Receivable	109,547	73,390
Total Current Assets	202,133	91,466
Property and Equipment
Equipment	103,272	100,243
Less: Accumulated Depreciation	(97,544)	(93,806)
Total Property and Equipment, net	5,728	6,437
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	205,328	205,328
Less: Accumulated Amortization	(428,270)	(346,754)
Total Intangible Assets, net	571,765	653,281
Other Assets
Deposits and Prepaid Expenses	14,995	1,911
Loans Receivable	25,989	-
Total Other Assets	40,984	1,911
TOTAL ASSETS	$820,610	$753,095
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$272,283	$223,494
Promissory Notes	145,069	286,650
Loans Payable	19,008	29,559
Note Payable - Shareholder	7,282	7,282
Total Current Liabilities	443,642	546,986
Long Term Liabilities
Convertible notes	221,081	-
Loans Payable	6,389	6,200
Total Long Term Liabilities	227,470	6,200
Total Liabilities	671,112	553,186
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 17,740,681 and 16,531,256 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	17,739	16,532
Additional Paid-In Capital	1,519,825	1,268,245
Contingent Shares	-	150,000
Comprehensive Income / (Loss) Accumulated	(6,226)	(3,030)
Accumulated Deficit	(1,381,840)	(1,231,841)
Total Stockholders' Equity	149,498	199,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$820,610	$753,095

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statement of Operations

	March 31, 2010	March 31, 2009
	(Unaudited)
Revenue:
Sales	$663,737	$94,439
Cost of sales	540,318	76,564
Gross Margin	123,419	17,875

Operating Expenses:
Advertising	19,403	11,601
Amortization	81,516	34,675
Depreciation	871	40
General and Administrative	16,903	10,704
Insurance	3,510	1,030
Labor	24,383	603
Legal and professional	34,987	41,796
Management fees	1,527	-
Rent	12,291	-
Travel	1,278	1,340
Total Operating Expenses	196,669	101,789
Operating Loss	(73,250)	(83,914)

Other Income and (Expenses):
Foreign Currency Losses	8,678	-
Interest Expense	88,019	2,986
Total Other Income/(Expenses)	(96,697)	(2,986)

Net Loss	(169,947)	(86,900)
Comprehensive Income/(Loss)	(3,196)	2,535
Total comprehensive Loss	$(173,143)	$(84,365)
Basic and Diluted Loss per Share	$(0.010)	$(0.008)
Weighted Average Shares Outstanding:
Basic and Diluted	16,846,972	10,984,052

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(169,947)	$(86,900)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	871	40
Interest imputed on shareholder loan	182	452
Interest imputed on promissory notes	5,983	-
Interest expense for shares	80,420	-
Shares issued for services	16,200	-
Amortization of Intangible Assets	81,516	34,675
Foreign currency Translation Gain/ Loss	8,678	-
Changes in operating assets and liabilities:
Accounts Receivable	(36,157)	-
Deposits and prepaid expenses	(13,086)	4,088
Accounts Payable and accrued liabilities	50,410	39,832
Loans Receivable	(25,989)
NET CASH (USED IN) OPERATING ACTIVITIES	(919)	(7,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CTS	-	(334,338)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(334,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	378,137
Principal payments on Related Party debt	-	(9,216)
Principal payments on debt	(146,517)	(1,758)
Proceeds from debt issuance	225,142
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,625	367,163
Gain / (Loss) due to foreign currency translation	(3,196)	2,535
NET CHANGE IN CASH	74,510	27,547
CASH AT BEGINNING OF PERIOD	18,076	427
CASH AT END OF PERIOD	$92,586	$27,974
Cash paid during the year for:
Interest	$1,134	$2,986
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$150,000	$-
Purchase of business by issuing common stock	$-	$150,000
Contingent issuance of common stock on acquisition	$-	$150,000
Issuance of promissory note in connection with a business acquisition	$-	$333,355
Shares issued for pre paid expense	$-	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to consolidated statements

March 31, 2010

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

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ operations were included as of the beginning of the year in the consolidated statement of operations for the three months ended March 31, 2010. CTS’ accumulated earnings prior to the date of acquisition March 02, 2009 were not included in the consolidated statement of Balance sheet. A consolidation adjustment was reflected in retained earnings on the consolidated balance sheet for the quarter ended March 31, 2010.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to March 31, 2010 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010, and December 31, 2009 cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of March 31, 2010, and December, 31, 2009 there was no allowance for bad debts.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of March 31, 2010, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

The accumulated amortization of intangible assets with finite useful lives was $428,270 and $34,675 in March 31, 2010 and 2009, respectively.

For these assets, amortization expense over the next five years is expected to be $653,283.

Year	USD
2010	$191,003
2011	145,983
2012	145,983
2013	145,983
2014	24,331
$653,283

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three months ended March 31, 2010, CTS held six contracts; three contracts that are renewable on a year-to-year basis, one contract which is a five-year contract renewable in 2014, and its two largest contracts, which are five-year contracts, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

Amortization and Depreciation

In previous reporting periods the Company has presented the amortization and depreciation expenses above the gross profit line to maintain consistency with previous reporting. As of the third quarter of 2009, the Company has decided to classify amortization and depreciation as operating expenses to better reflect the nature of the expenses.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value. The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expenses related to the options and warrants are recognized on a straight-line basis over the period which services are to be received or the vesting period, whichever is shorter.

The Company recognized stock-based compensation expenses from stock granted to non-employees for the three months ended March 31, 2010 of $16,200.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and income taxes payable approximate fair value due to their most maturities.

Fair Value Measurements

The hierarchy below lists three levels of fair values based on the extent to which inputs used in measuring fair value is observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The Company recognized a foreign currency loss from operations of $8,678, and $0 for the three months ended March 31, 2010 and March 31, 2009, respectively.

The company recognized a foreign currency translation loss and gain of $(3,196), and $2,535 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of March 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Quarter Ended
	March 31, 2010	March 31, 2009
Numerator:
Continuing operations:
Loss from continuing operations	$(173,143)	$(84,365)
Total	$(173,143)	$(84,365)

Net loss	$(173,143)	$(84,365)

Denominator:
Weighted average number of shares outstanding – basic and diluted	16,846,972	10,984,052

EPS:
Basic:
Continuing operations	$(0.010)	$(0.008)
Net loss	$(0.010)	$(0.008)

Diluted
Continuing operations	$(0.010)	$(0.008)
Net loss	$(0.010)	$(0.008)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On March 31, 2010, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

Note 2.  Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At March 31, 2010 and December 31, 2009, the major class of property and equipment were as follows:

	March 31, 2009	December 31, 2009	Estimated useful lives
Computer/Office Equipment	$103,272	$100,243	3 years
Less: Accumulated Depreciation	(97,544)	(93,806)
Net Book Value	$5,728	$6,437

Depreciation expense was $871 and $40 for the three months ended March 31, 2010 and March 31, 2009, respectively.

Note 4.  Lease Commitments

CTS, a wholly owned subsidiary of the Company has a lease for its off-site servers at a cost of $2,600 CAD per month. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of $2,452 CAD minimum rental, and approximately $2,491 CAD in utilities, realty taxes, and operating costs; for a total of $4,943 CAD per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	CAD	USD
2010	$45,687	$31,200	$76,887	$75,703
2011	59,316	31,200	90,516	89,122
2012	59,316	31,200	90,516	89,122
	$164,319	$93,600	$257,919	$253,947

Note 5.  Business Combination

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

This purchase has been accounted for as a business purchase pursuant to the new business combination standard adopted in 2009.  The 500,000 shares issued pursuant to the acquisition were valued based on the closing price of our common stock at the date of the announcement.  An additional 500,000 shares have been reflected as part of the non-compete value based upon the fair market value of the contingent consideration to be issued.  The contingent consideration of 500,000 shares was paid on February 26, 2010 as revenues for the year ended December 31, 2009 reached 90% of pre-acquisition levels.

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

The amounts of revenue included in the consolidated income statement for the three months ended March 31, 2010 and from acquisition date March 02, 2009 to March 31, 2009 are $663,737 and $94,439, respectively.

The amounts of earnings included in the consolidated income statement for the three months ended March 31, 2010 and from acquisition date March 02, 2009 to March 31, 2009 are $123,419 and $17,875, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 6.  Accounts Payable and Accrued Liabilities

As of March 31, 2010 and December 31, 2009, the trade payables and accrued liabilities of the Company were $272,283 and $223,494, respectively. Of the total amount as of March 31, 2010, approximately $193,083 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.  Of the total amount in 2009, $151,634 is related to CTS ongoing operations with the balance of the accounts for vendors supplying goods and services used in the normal course of business.

Note 7.  Promissory Notes

The Company assumed debt of CTS for payments made against accounts payable by the former stockholders. Previous stockholders of CTS loaned CDN$125,760 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan is memorialized by a promissory note, secured by DIIC’s shares in and assets of CTS. The note was paid out by DIIC in 2009.

The Company also entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement.

The balance of the notes as of March 31, 2010:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	44,201	43,521	March 2, 2010
Syed Haider	44,201	43,521	March 2, 2010
Quinte MRI	58,935	58,027	March 2, 2010
	$147,337	$145,069

On March 2, 2010 the Company paid CDN$152,000 towards the balance of the outstanding promissory notes that were due on March 2, 2010. The US dollar equivalent to satisfy the payment was $146,495. An exchange loss of $626 was recorded on the payment towards these notes.

The remaining balance of the notes is non-interest bearing. The Company imputed interest on the notes at an imputed interest rate of 10%. Imputed interest on these notes for the three months ended March 31, 2010 was $5,983.

During the quarter ended March 31, 2010 a foreign currency loss of $4,288 was recorded against the balance of the notes to adjust to the value on the Balance sheet date.

Note 8.  Convertible Notes

During the three months ended March 31, 2010 the Company closed a financing of $215,141 in loans from private investors. The notes are due on March 31, 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

During the three months ended March 31, 2010, $1,621 in accrued interest was recorded on the notes.

Out of the total amount of the notes, $190,142 is carried in Canadian dollar for a total value of $197,500CAD.

During the three months ended March 31, 2010, $4,318 in foreign currency loss was recorded against the notes.

1 Face value of promissory notes is denominated in Canadian dollars.

The Details of the Notes are as follows:

	USD	CAD				USD
	Principal amount	Principal amount	Accrued Interest	Foreign Exchange Gain/(Loss)		March 31, 2010 Balance	Maturity date
	$25,000	$ n/a	$212	$	n/a	$25,212	March 31, 2012
	24,250	25,000	182		(365)	24,797	March 31, 2012
	24,658	25,000	94		43	24,710	March 31, 2012
	24,528	25,000	61		(88)	24,677	March 31, 2012
	23,990	25,000	209		(625)	24,824	March 31, 2012
	92,716	97,500	863		(3,283)	96,862	March 31, 2012
Total	$215,142	$197,500	$1,621		$(4,318)	$221,081

Note 9.  Related Party Transaction

As of March 31, 2010, Richard Jagodnik (an officer and shareholder of the Company), have $7,282 note payable owing by DIIC.  The note is non-interest bearing and payable on demand. Interest has been imputed at 10% for transactions in 2010, resulting in additional interest expense and additional paid in capital of $182 for the three months ended March 31, 2010.

Note 10.  Common Stock Transactions

During the three months ended March 31, 2010, 135,000 shares were issues for services valued at $16,200 based upon the closing price of our common stock at the grant date.

During the three months ended March 31, 2010, 574,425 shares were issued as an additional part of convertible notes agreements. The shares were valued at $80,420 based upon the closing price of our common stock at the grant date.

During the three months ended March 31, 2010, 500,000 shares previously recorded as contingent shares were issued. The shares were valued at $150,000 based upon the closing price of our common stock at the initial measurement date.

Note 11. Subsequent Events

On April 14, 2010 the Company closed a financing of $49,635 in additional loans from private investors. The notes are due on March 31, 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

The company evaluated subsequent events through the filing date of May, 16 2010.

Item2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Company History

Diagnostic Imaging International Corp., (“DIIC”) a Nevada Corporation, was incorporated in 2000. In 2005 the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009 the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. During the quarter, the Company modified its business plan to grow its CTS subsidiary while planning for the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

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

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act)) guidelines.

Operations

CTS

In the first quarter of 2010, CTS continued to grow its client base and expand operations. The Company moved into new offices and began implementation of a new client contract.

Diagnostic Imaging Clinics

In the first quarter of 2010, DIIG continued to develop its plan, for acquiring imaging clinics in the United States and for financing the purchase of the clinics.

Overall Operating Results:

During the three months ended March 31, 2010 and March 31, 2009, the Company generated $663,737, and $94,439, respectively, in revenues from radiology services.

During the three months ended March 31, 2010, and March 31, 2009, the Company incurred $540,318, and $76,564, respectively, in cost of sales.

Operating expenses for the three months ended March 31, 2010, and March 31, 2009 totaled $196,669, and $101,789, respectively.

During the three months ended March 31, 2010, we incurred $82,387 in amortization and depreciation expenses, $34,987 in legal and professional fees, $16,903 in general and administrative costs, $1,527 in management fees, $19,403 in advertising and promotion, $24,383 for labor, $15,801 for rent and insurance, and $1,278 for travel expenses.

During the three months ended March 31, 2009, we incurred $34,715 in amortization and depreciation expenses, $41,796 in legal and professional fees, $10,704 in general and administrative costs, $11,601 in advertising and promotion, $603 for labor, $1,030 for insurance, and $1,340 for travel expenses.

We believe that the Company will become cash flow positive in 2010 but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2010, the Company funded its operations and working capital through the sale of common stock.  In 2010, the Company has continued to fund its operations and working capital with the sale of common stock.

During the past two years, the Company sold an aggregate of 4,154,582 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $633,137.  In connection with the capital raising activities, the Company paid $53,750 in certain fees and other expenses, such as professional fees and filing fees.

The Company’s operations have produced $663,737 of revenues during the three months ended March 31, 2010, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2010 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining CDN$148,000 in notes payable due the previous stockholders of CTS; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the three months ended March 31, 2010, the balance outstanding on this note was $7,282.

As of March 31, 2010, our assets totaled $820,610, which consisted of cash balances, accounts receivable, intangible assets and computer and office equipment. As of March 31, 2010, our total liabilities consisted of accounts payable and accrued liabilities of $272,283, related party notes payable of $7,282, loans payable of $25,397, promissory notes of $145,069, and convertible notes of $221,081. As of March 31, 2010, we had an accumulated deficit of $1,381,840 and a working capital deficit of $241,511.

During the quarter the Company closed a financing of $215,141 in loans from private investors. The notes are due on March 31, 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. On April 14, 2010 the Company closed a financing of $49,635 in additional loans from private investors under the same terms.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of March 31, 2010, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On or about October 20, 2009, Syed Haider served a Notice of Motion to enforce the terms of a security agreement relating to the assets of CTS, based on his assertion he is due certain sums under the consulting contract, about which the Company has asserted a right of set off and his breach. In March the court ruled that the Company should pay $150,000 into court in case Mr. Haider is successful in proving his claims in court. The Company is appealing this ruling. Until the appeal is heard there are no further developments in the proceedings under the original lawsuit.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010 the Company issued 1,209,425 shares of common stock.

The company issued 135,000 shares for services valued at $16,200 based upon the closing price of our common stock at the grant date.

The company issued 574,425 shares as an additional part of convertible notes agreements. The shares were valued at $80,420 based upon the closing price of our common stock at the grant date.

The company issued 500,000 shares previously recorded as contingent shares were issued. The shares were valued at $150,000 based upon the closing price of our common stock at the initial measurement date.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.

Description

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_________________

(1)  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 17, 2010

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	May 17, 2010
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 17, 2010
Richard Jagodnik