Form 10-Q
period 2010-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2010-08-16
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010 the Company had outstanding 18,756,781shares of its common stock.

Item 1. Consolidated Financial Statement

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$45,199	$18,076
Accounts Receivable, net	84,587	73,390
Prepaid Expenses	5,469	-
Total Current Assets	135,255	91,466
Property and Equipment
Equipment	98,932	100,243
Less: Accumulated Depreciation	(94,468)	(93,806)
Total Property and Equipment, net	4,464	6,437
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	205,328	205,328
Less: Accumulated Amortization	(464,765)	(346,754)
Total Intangible Assets, net	535,270	653,281
Other Assets
Deposits and Prepaid Expenses	15,478	1,911
Restricted Deposits	141,435	-
Loans Receivable	24,698	-
Total Other Assets	181,611	1,911
TOTAL ASSETS	$856,600	$753,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$255,118	$223,494
Promissory Notes	138,925	286,650
Loans Payable	10,305	29,559
Note Payable – Shareholder	7,282	7,282
Total Current Liabilities	411,630	546,986
Long Term Liabilities
Convertible notes	298,759	-
Loans Payable	4,440	6,200
Total Long Term Liabilities	303,199	6,200
Total Liabilities	714,829	553,186
Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,756,781 and 16,531,256 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	18,713	16,532
Additional Paid-In Capital	1,651,860	1,268,245
Contingent Shares	-	150,000
Comprehensive Loss Accumulated	(6,570)	(3,030)
Accumulated Deficit	(1,522,232)	(1,231,841)
Total Stockholders’ Equity (Deficit)	141,771	199,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$856,600	$753,095

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations
For the years ended

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue:
Sales	$733,526	$426,252	$1,397,263	$520,691
Cost of sales	605,634	351,509	1,145,952	428,073
Gross Margin	127,892	74,743	251,311	92,618

Operating Expenses:
Advertising	1,531	97,433	20,934	198,397
Amortization	36,495	104,026	118,011	138,701
Depreciation	1,069	4,456	1,940	4,496
General and Administrative	16,892	28,585	33,795	39,926
Insurance	3,809	4,558	7,319	5,588
Labor	25,842	12,087	50,225	12,690
Legal and professional	65,516	129,386	100,503	171,182
Management fees	2,321	150,000	3,848	150,000
Rent office space	14,583	6,436	19,333	6,436
Rent Servers	7,541	-	15,082	-
Travel	940	2,193	2,218	3,533
Stock Option Expense	-	9,000	-	9,000
Total Operating Expenses	176,539	548,160	373,208	739,949
Operating Loss	(48,647)	(473,417)	(121,897)	(647,331)

Other Income and (Expenses):
Foreign Currency Gains/(Losses)	13,798		5,120	-
Interest Expense	(104,696)	(13,876)	(192,715)	(16,862)
Total Other Income/(Expenses)	(90,898)	(13,876)	(187,595)	(16,862)

Net Loss	(139,545)	(487,293)	(309,492)	(664,193)
Comprehensive Income/(Loss)	(344)	(5,178)	(3,540)	(2,643)
Total comprehensive Loss	$(139,889)	$(492,471)	$(313,032)	$(666,836)
Basic and Diluted Loss per Share	$(0.008)	$(0.030)	$(0.018)	$(0.050)
Weighted Average Shares Outstanding:
Basic and Diluted	18,273,199	14,820,588	17,564,025	12,912,918

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(309,494)	$(664,193)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,940	4,496
Stock Option Expense	-	9,000
Interest imputed on shareholder loan	364	11,124
Interest imputed on promissory notes	9,568	-
Interest expense for shares	173,661	-
Shares issued for services	16,200	326,700
Amortization of Intangible Assets	118,011	138,701
Foreign currency Translation Gain/ Loss	(8,968)	-
Changes in operating assets and liabilities:
Accounts Receivable	(11,197)	(27,487)
Deposits and prepaid expenses	(19,036)	(6,911)
Accounts Payable and accrued liabilities	39,461	56,779
Loans Receivable	(24,698)	-
NET CASH USED IN OPERATING ACTIVITIES	(14,188)	(151,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	(141,435)	-
Acquisition of CTS	-	(313,185)
NET CASH USED IN INVESTING ACTIVITIES	(141,435)	(313,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	36,000	608,138
Proceeds from related party debt	42,944	19,680
Principal payments on Related Party debt	-	(58,887)
Principal payments on debt	(191,745)	(68,042)
Proceeds from debt issuance	299,087	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	186,286	500,889

Gain / (Loss) due to foreign currency translation	(3,540)	(2,643)
NET CHANGE IN CASH	27,123	33,270
CASH AT BEGINNING OF PERIOD	18,076	427
CASH AT END OF PERIOD	$45,199	$33,697
Cash paid during the year for:
Interest	$3,279	$6,578
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$150,000	$-
Purchase of business by issuing common stock	$-	$150,000
Contingent issuance of common stock on acquisition	$-	$150,000
Issuance of promissory note in connection with a business acquisition	$-	$234,889

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to consolidated statements

June 30, 2010

Note 1  Organization and Summary of Significant Accounting Policies

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

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ operations were included as of the beginning of the year in the consolidated statement of operations for the three months and six months ended June 30, 2010. CTS’ accumulated earnings prior to the date of acquisition March 02, 2009 were not included in the consolidated statement of Balance sheet. A consolidation adjustment was made and reflected in retained earnings on the consolidated balance sheet for the quarter ended June 30, 2010.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to June 30, 2010 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, and December 31, 2009 cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of June 30, 2010, and December, 31, 2009 there was no allowance for bad debts.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of June 30, 2010, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

The accumulated amortization of intangible assets with finite useful lives was $464,765 and $138,702 in June 30, 2010 and 2009, respectively.

For these assets, amortization expense over the next five years is expected to be $653,283.

Year	USD
2010	$191,003
2011	145,983
2012	145,983
2013	145,983
2014	24,331
$653,283

Restricted Deposit

In relation to the August 13, 2009, Statement of Claim, that the Company filed in the Ontario Superior Court of Justice, Case Number CV-09384970, against Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc. (“Vendors”), the court ruled that the Company should pay $300,000 CDN into court in case Mr. Haider is successful in proving his counter claims in court. The ruling called for a one-time payment of $150,000 CDN, and bi-monthly payments of $6,500 CDN, until $300,000 CDN in total is on deposit with the court. The funds are held by the court in a non-interest baring account. Mr. Haider gave an undertaking to the court to pay any damages that the Company suffers as a result of the Company not having access to the funds in the case that the Company is not liable to Mr. Haider for any portion of the money. As of June 30, 2010 the Company has paid $150,000 CDN into court.

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the six months ended June 30, 2010, CTS held seven contracts; three contracts that are renewable on a year-to-year basis, one contract which is a five-year contract  renewable in 2014,one contract which is a five-year contract  renewable in 2015, and its two largest contracts, which are five-year contracts, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company recognized stock-based compensation expenses from stock granted to non-employees for the six months ended June 30, 2010 of $16,200.

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

• Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. The Company Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and the company uses management judgment to develop assumptions to determine fair value for these derivatives.

The company does do not have assets and liabilities that are carried at level 1, 2 or 3.

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

The Company recognized a foreign currency gain from operations of $5,120, and $0 for the six months ended June 30, 2010 and June 30, 2009, respectively.

The Company recognized a foreign currency translation loss of $(3,540), and $(2,643) for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Six Months Ended
	June 30 2010	June 30 2009
Numerator:
Continuing operations:
Loss from continuing operations	$(313,032)	$(666,836)
Total	$(313,032)	$(666,836)

Net loss	$(313,032)	$(666,836)

Denominator:
Weighted average number of shares outstanding – basic and diluted	17,564,025	12,912,918

EPS:
Basic:
Continuing operations	$(0.018)	$(0.050)
Net loss	$(0.018)	$(0.050)

Diluted
Continuing operations	$(0.018)	$(0.050)
Net loss	$(0.018)	$(0.050)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On June 30, 2010, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

Note 2 . Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At June 30, 2010 and December 31, 2009, the major class of property and equipment were as follows:

	June 30, 2010	December 31, 2009	Estimated useful lives
Computer/Office Equipment	$98,932	$100,243	3 years
Less: Accumulated Depreciation	(94,468)	(93,806)
Net Book Value	$4,464	$6,437

Depreciation expense was $1,940 and $4,496 for the six months ended June 30, 2010 and June 30, 2009, respectively.

Note 4.  Lease Commitments

CTS, a wholly owned subsidiary of the Company has a lease for its off-site servers at a cost of $2,600 CAD per month. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of $2,452 CAD minimum rental, and approximately $2,839 CAD in utilities, realty taxes, and operating costs; for a total of $5,292 CAD per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	CAD	USD
2010	$45,837	$31,200	$77,037	$72,638
2011	63,504	31,200	94,704	89,296
2012	63,504	31,200	94,704	89,296
	$172,845	$93,600	$266,445	$251,230

Note 5.  Business Combination

On March 2, 2009, the Company acquired 100% of Canadian Teleradiology Services Inc. (“CTS”) for consideration including cash and stock which is described in detail below. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. CTS provides remote radiology (teleradiology) services to hospitals and practices, on-call 24 hours a day, seven days a week.  CTS connects its clients with a teleradiology network, providing access to partner facilities and American and Canadian board-certified radiologists.

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

The Company has evaluated this transaction and believes that the historical cost of the tangible assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the intangible assets was calculated using a discounted cash flow model of the expected net cash flows from these assets over the next five years. These intangible assets will be amortized over their determined life, being the length of the current contract in effect as at the day of the acquisition.

The amounts of revenue included in the consolidated income statement for the three months ended June 30, 2010 and June 30, 2009 are $733,526 and $426,252, respectively.

The amounts of earnings included in the consolidated income statement for the three months ended June 30, 2010 and June 30, 2009 are $127,892 and $74,743, respectively.

The amounts of revenue included in the consolidated income statement for the six months ended June 30, 2010 and June 30, 2009 are $1,397,263 and $520,691, respectively.

The amounts of earnings included in the consolidated income statement for the six months ended June 30, 2010 and June 30, 2009 are $251,311 and $92,618, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 6.  Accounts Payable and Accrued Liabilities

As of June 30, 2010 and December 31, 2009, the trade payables and accrued liabilities of the Company were $255,118 and $223,494, respectively. Of the total amount as of June 30, 2010, approximately $176,809 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.  Of the total amount in 2009, $151,634 is related to CTS ongoing operations with the balance of the accounts for vendors supplying goods and services used in the normal course of business.

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

The Company also entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement.

The balance of the notes as of June 30, 2010:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	44,201	41,677	March 2, 2010
Syed Haider	44,201	41,677	March 2, 2010
Quinte MRI	58,935	55,570	March 2, 2010
	$147,337	$138,924

On March 2, 2010 the Company paid CDN$152,000 towards the balance of the outstanding promissory notes that were due on March 2, 2010. The US dollar equivalent to satisfy the payment was $146,495. An exchange loss of $626 was recorded on the payment towards these notes.

1 Face value of promissory notes is denominated in Canadian dollars.

The remaining balance of the notes is non-interest bearing. The Company imputed interest on the notes at an imputed interest rate of 10%. Imputed interest on these notes for the six months ended June 30, 2010 was $9,567.

The remaining balance of the notes is being claimed as an offset in a legal action brought by DIIC against the former shareholders of CTS. No payments are expected to be made on the balance of the notes pending the outcome of the legal action where it is expected that the court will determine the final amount, if any, that is owing under the notes.

During the six months ended June 30, 2010 a total of $6,144 in foreign currency gain was recorded against the balance of the notes to adjust to the value on the Balance sheet date.

Note 8.  Convertible Notes

During the first quarter the Company closed a financing of $215,141 in loans from private investors. The notes are due on March 31, 2012.

During the second quarter the company closed a financing of $116,890 in loans from private investors. The individual notes are due at various dates of April 01, May 01, and June 01 of 2012.

The total of $332,031 in notes as stated above requires principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

During the six months ended June 30, 2010, $7,837 in accrued interest was recorded on the notes.

Out of the total amount of the notes, $282,031 is carried in Canadian dollar for a total value of $292,500 CAD.

During the six months ended June 30, 2010, $5,231 in foreign currency gain was recorded against the notes.

The Details of the Notes are as follows:

	USD	CAD	USD	USD	USD		USD
Note	Principal amount	Principal amount	Accrued Interest	Foreign Exchange Gain/(Loss)	Six Months Ended June 30, 2010 (Payments)		June 30, 2010 Balance	Maturity date
1.a	$25,000	$ n/a	$817	$ n/a	S	(2,250)	$23,567	March 31, 2012
1.b	25,000	n/a	521	n/a		(1,500)	24,021	May 01, 2012
2	24,250	25,000	746	623		(2,197)	22,177	March 31, 2012
3	24,658	25,000	677	1,074		(1,458)	22,803	March 31, 2012
4	24,528	25,000	625	909		(2,197)	22,048	March 31, 2012
5	23,990	25,000	773	355		(2,197)	22,212	March 31, 2012
6	24,635	25,000	473	1,051		(1,458)	22,600	April 01, 2012
7	92,716	97,500	2,772	(30)		(22,619)	72,898	March 31, 2012
8	42,944	45,000	349	513		-	42,779	June 01, 2012
9	24,310	25,000	84	738		-	23,656	June 01, 2012
Total	$332,031	$292,500	$7,837	$5,231		$(35,876)	$298,761

Note 9.  Related Party Transaction

As of June 30, 2010, Richard Jagodnik (an officer and shareholder of the Company), had a $7,282 note payable owing by DIIC.  The note is non-interest bearing and payable on demand. Interest has been imputed at 10% for transactions in 2010, resulting in additional interest expense and additional paid in capital of $364 for the six months ended June 30, 2010.

During the second quarter Richard Jagodnik has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange gain of $513 was recorded for the six months ended June 30, 2010. During the six months ended June 30, 2010, $349 in accrued interest was recorded on the note.

Note 10.  Common Stock Transactions

During the second quarter, 450,000 shares were issued by private placement for $36,000.

During the second quarter, 566,100 shares were issued as an additional part of convertible notes agreements. The shares were valued at $93,240 based upon the closing price of our common stock at the grant date.

During the first quarter, 135,000 shares were issued for services valued at $16,200 based upon the closing price of our common stock at the grant date.

During the first quarter, 574,425 shares were issued as an additional part of convertible notes agreements. The shares were valued at $80,420 based upon the closing price of our common stock at the grant date.

During the first quarter, 500,000 shares previously recorded as contingent shares were issued. The shares were valued at $150,000 based upon the closing price of our common stock at the initial measurement date.

Note 11. Subsequent Events

On August 06, 2010 the Company closed a financing of $24,335 in an additional loan from a private investor. The note is due on July 31, 2012 and requires principal payments of 3% per month on the outstanding principal balance. Interest on the note accrues at 10% per annum. In addition, the note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The note and interest are convertible into shares of common stock of the Company at $0.15 per share.

In August 2010 the company paid into court an additional of $37,500 CDN in relation to the August 13, 2009, Statement of Claim, that the Company filed in the Ontario Superior Court of Justice, Case Number CV-09384970.

The company evaluated subsequent events through the filing date of August 16, 2010.

Item2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the six months ended June 30, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CTS  offers similar services to other public hospitals, and is looking to expand into other provinces and the U.S.

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

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act)) guidelines.

Operations

CTS

In the first quarter CTS continued to grow its client base and expand operations. The Company moved into new offices and began implementation of a new client contract.

In the second quarter CTS secured a new client hospital with a five year contract. Time was spent on preparing for this new contract including assembling a team of radiologists for reporting, protocols initiated, hardware and software installation and testing of the system. This was all accomplished by the end of the quarter.

In addition, marketing efforts were increased and the Company focused its attention on provinces outside the Ontario marketplace.

Diagnostic Imaging Clinics

In the first quarter DIIC continued to develop its plan, for acquiring imaging clinics in the United States and for financing the purchase of the clinics.

In the second quarter DIIC worked on acquiring capital for both expanding CTS and diagnostic clinic acquisitions.

Overall Operating Results:

During the six months ended June 30, 2010 and June 30, 2009, the Company generated $1,397,263, and $520,691, respectively, in revenues from radiology services.

During the six months ended June 30, 2010, and June 30, 2009, the Company incurred $1,145,952, and $428,073, respectively, in cost of sales.

Operating expenses for the six months ended June 30, 2010, and June 30, 2009 totaled $373,208, and $739,949, respectively.

During the six months ended June 30, 2010, we incurred $119,951 in amortization and depreciation expenses, $100,503 in legal and professional fees, $33,795 in general and administrative costs, $3,848 in management fees, $20,934 in advertising and promotion, $50,225 for labor, 41,734 for rent and insurance, and $2,218 for travel expenses.

During the six months ended June 30, 2009, we incurred $143,197 in amortization and depreciation expenses, $171,182 in legal and professional fees, $39,926 in general and administrative costs, $150,000 in management fees, $198,397 in advertising and promotion, $12,690 for labor, $12,024 for rent and insurance, $3,533 for travel expenses, and $9,000 for stock option expense.

During the three months ended June 30, 2010, and June 30, 2009, the Company incurred $605,634, and $351,509, respectively, in cost of sales.

During the three months ended June 30, 2010 and June 30, 2009, the Company generated $733,526, and $426,252, respectively, in revenues from radiology services.

Operating expenses for the three months ended June 30, 2010, and June 30, 2009 totaled $176,539, and $548,160, respectively.

During the three months ended June 30, 2010, we incurred $37,564 in amortization and depreciation expenses, $65,516 in legal and professional fees, $16,892 in general and administrative costs, $2,321 in management fees, $1,531 in advertising and promotion, $25,842 for labor, $25,933 for rent and insurance, and $940 for travel expenses.

During the three months ended June 30, 2009, we incurred $108,482 in amortization and depreciation expenses, $129,386 in legal and professional fees, $28,585 in general and administrative costs, $97,433 in advertising and promotion, $150,000 in management fees, $12,087 for labor, $10,994 for rent and insurance, $2,193 for travel expenses, and $9,000 for stock option expense.

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

During the past two years, the Company sold an aggregate of 4,604,582 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $669,137.  In connection with the capital raising activities, the Company paid $57,850 in certain fees and other expenses, such as professional fees and filing fees.

The Company’s operations have produced $1,397,263 of revenues during the six months ended June 30, 2010, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2010 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining CDN$148,000 in notes payable due the previous stockholders of CTS; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the six months ended June 30, 2010, the balance outstanding on this note was $7,282.

During the second quarter our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 of the financial statements. The note is carried in Canadian dollars and a foreign exchange gain of $513 was recorded for the six months ended June 30, 2010. During the six months ended June 30, 2010, $349 in accrued interest was recorded on the note.

As of June 30, 2010, our assets totaled $856,600, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of June 30, 2010, our total liabilities consisted of accounts payable and accrued liabilities of $255,118, related party notes payable of $7,282, loans payable of $14,745, promissory notes of $138,925, and convertible notes of $298,759. As of June 30, 2010, we had an accumulated deficit of $1,528,802 and a working capital deficit of $276,375.

During the first quarter the Company closed a financing of $215,141 in loans from private investors. The notes are due on March 31, 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

During the second quarter the Company closed an additional financing of $116,890 in loans from private investors under the same terms. The notes are due on April 01, May 01, and June 01 of 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of June 30, 2010, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of June 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On or about October 20, 2009, Syed Haider served a Notice of Motion to enforce the terms of a security agreement relating to the assets of CTS, based on his assertion he is due certain sums under the consulting contract, about which the Company has asserted a right of set off and his breach. In March the court ruled that the Company should pay $150,000 into court in case Mr. Haider is successful in proving his claims in court. The Company appealed this ruling in the second quarter and was unsuccessful. To date the Company has paid $187,500 into court to comply with the ruling.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2010 the Company issued 1,016,100 shares of common stock.

The company issued 566,100 shares as an additional part of convertible notes agreements. The shares were valued at $93,240 based upon the closing price of our common stock at the grant date.

The company issued 450,000 shares for $36,000 in cash.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 16, 2010

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	August 16, 2010
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	August 16, 2010
Richard Jagodnik