Form 10-Q
period 2010-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2010-11-15
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010 the Company had outstanding 19,056,481 shares of its common stock.

Item 1. Consolidated Financial Statement

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current Assets
Cash	$73,104	$18,076
Accounts Receivable, net	123,583	73,390
Prepaid Expenses	7,120	-
Total Current Assets	203,807	91,466
Property and Equipment
Equipment	101,867	100,243
Less: Accumulated Depreciation	(98,330)	(93,806)
Total Property and Equipment, net	3,537	6,437
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	205,328	205,328
Less: Accumulated Amortization	(501,261)	(346,754)
Total Intangible Assets, net	498,774	653,281
Other Assets
Deposits	5,259	1,911
Restricted Deposits	182,081	-
Loans Receivable	25,436	-
Total Other Assets	212,776	1,911
TOTAL ASSETS	$918,894	$753,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$286,604	$223,498
Promissory Notes	143,080	286,650
Loans Payable	15,186	29,559
Note Payable - Shareholder	7,282	7,282
Total Current Liabilities	452,152	546,989
Long Term Liabilities
Convertible notes	345,154	-
Loans Payable	12,042	6,200
Total Long Term Liabilities	357,196	6,200
Total Liabilities	809,348	553,189
Stockholders' Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,973,231 and 16,531,256 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	18,928	16,532
Additional Paid-In Capital	1,676,015	1,268,245
Contingent Shares	-	150,000
Comprehensive Loss Accumulated	(3,930)	(3,030)
Accumulated Deficit	(1,581,467)	(1,231,841)
Total Stockholders' Equity (Deficit)	109,546	199,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$918,894	$753,095

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue:
Sales	$831,894	$558,350	$2,229,157	$1,079,041
Cost of sales	683,817	451,901	1,829,769	879,974
Gross Margin	148,077	106,449	399,388	199,067

Operating Expenses:
Advertising	16,314	1,216	37,248	199,613
Amortization	36,496	104,026	154,507	242,728
Depreciation	1,041	2,224	2,981	6,719
General and Administrative	10,180	28,128	43,975	67,551
Insurance	4,823	2,679	12,142	8,267
Labor	33,848	13,382	84,073	26,072
Legal and professional	32,795	52,863	133,298	224,045
Management fees	2,292	11,000	6,140	161,000
Rent Office Space	15,297	10,405	34,630	16,841
Rent Servers	7,508	1,040	22,590	1,543
Travel	662	19	2,880	3,552
Stock Option Expense	-	-	-	9,000
Total Operating Expenses	161,256	226,982	534,464	966,931
Operating Loss	(13,179)	(120,533)	(135,076)	(767,864)

Other Income and (Expenses):
Other Income	-	17,597	-	17,597
Foreign Currency Gains/(Losses)	(12,362)	(64,251)	(7,242)	(64,251)
Interest Expense	(34,268)	(9,594)	(226,983)	(26,456)
Total Other Income/(Expenses)	(46,630)	(56,248)	(234,225)	(73,110)

Net Loss	(59,809)	(176,781)	(369,301)	(840,974)
Comprehensive Income/(Loss)	2,640	366	(900)	366
Total comprehensive Loss	$(57,169)	$(176,415)	$(370,201)	$(840,608)
Basic and Diluted Loss per Share	$(0.003)	$(0.011)	$(0.021)	$(0.060)
Weighted Average Shares Outstanding: Basic and Diluted	18,802,024	16,364,223	17,981,226	14,075,892

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(369,301)	$(840,974)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	2,981	6,719
Stock Option Expense	-	9,000
Interest imputed on shareholder loan	546	18,693
Interest imputed on promissory notes	13,112
Interest expensed for shares	195,304	-
Shares issued for services	15,200	348,700
Amortization of Intangible Assets	154,507	242,728
Foreign currency Translation Gain/ Loss	4,435	64,251
Changes in operating assets and liabilities:
Accounts Receivable	(50,193)	(47,220)
Deposits and prepaid expenses	(10,468)	1,291
Accounts Payable and accrued liabilities	78,526	60,188
Loans Receivable	(25,436)	-
NET CASH USED IN OPERATING ACTIVITIES	9,213	(136,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	(182,081)	-
Acquisition of CTS	-	(313,185)
NET CASH USED IN INVESTING ACTIVITIES	(182,081)	(313,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	36,000	633,137
Proceeds from related party debt	54,306	44,112
Principal payments on Related Party debt	(3,869)	(89,875)
Principal payments on debt	(219,860)	(113,285)
Proceeds from debt issuance	362,219	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	228,796	474,089
Gain / (Loss) due to foreign currency translation	(900)	369
NET CHANGE IN CASH	55,028	24,649
CASH AT BEGINNING OF PERIOD	18,076	428
CASH AT END OF PERIOD	$73,104	$25,077
Cash paid during the year for:
Interest	$4,238	$7,763
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$150,000	$-
Purchase of business by issuing common stock	$-	$150,000
Contingent issuance of common stock on acquisition	$-	$150,000
Issuance of promissory note in connection with a business acquisition	$-	$234,887

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2010

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

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ operations were included as of the beginning of the year in the consolidated statement of operations for the three months and nine months ended September 30, 2010. CTS’ accumulated earnings prior to the date of acquisition March 02, 2009 were not included in the consolidated statement of Balance sheet. A consolidation adjustment was made and reflected in retained earnings on the consolidated balance sheet for the quarter ended September 30, 2010.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to September 30, 2010 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, and December 31, 2009 cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2010, and December, 31, 2009 there was no allowance for bad debts.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of September 30, 2010, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

The accumulated amortization of intangible assets with finite useful lives was $501,261 and $242,728 in September 30, 2010 and 2009, respectively.

For these assets, amortization expense over the next five years is expected to be $653,283.

Year	USD
2010	$191,003
2011	145,983
2012	145,983
2013	145,983
2014	24,331
$653,283

Restricted Deposit

In relation to the August 13, 2009, Statement of Claim, that the Company filed in the Ontario Superior Court of Justice, Case Number CV-09384970, against Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc. (“Vendors”), the court ruled that the Company should pay $300,000 CDN into court in case Mr. Haider is successful in proving his counter claims in court. The ruling called for a one-time payment of $150,000 CDN, and bi-monthly payments of $6,500 CDN, until $300,000 CDN in total is on deposit with the court. The funds are held by the court in a non-interest baring account. Mr. Haider gave an undertaking to the court to pay any damages that the Company suffers as a result of the Company not having access to the funds in the case that the Company is not liable to Mr. Haider for any portion of the money. As of September 30, 2010 the Company has paid $187,500 CDN into court.

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the nine months ended September 30, 2010, CTS held seven contracts; three contracts that are renewable on a year-to-year basis, one contract which is a five-year contract  renewable in 2014,one contract which is a five-year contract  renewable in 2015, and its two largest contracts, which are five-year contracts, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company recognized stock-based compensation expenses from stock granted to non-employees for the nine months ended September 30, 2010 of $17,200.

The Company recognized stock-based compensation expenses from stock granted to employees for the three months ended September 30, 2010 of $5,000.

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

The Company recognized a foreign currency loss from operations of $7,242, and $64,251 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The Company recognized a foreign currency translation loss of $900 for the nine months ended September 30, 2010, and a foreign currency translation gain of 366 for the nine months ended September 30, 2009.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of September 30, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Numerator:
Continuing operations:
Loss from continuing operations	$(370,201)	$(840,608)
Total	$(370,201)	$(840,608)

Net loss	$(370,201)	$(840,608)

Denominator:
Weighted average number of shares outstanding – basic and diluted	17,981,226	14,075,892

EPS:
Basic:
Continuing operations	$(0.021)	$(0.060)
Net loss	$(0.021)	$(0.060)

Diluted
Continuing operations	$(0.021)	$(0.060)
Net loss	$(0.021)	$(0.060)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2010, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At September 30, 2010 and December 31, 2009, the major class of property and equipment were as follows:

	September 30, 2010	December 31, 2009	Estimated useful lives
Computer/Office Equipment	$101,867	$100,243	3 years
Less: Accumulated Depreciation	(98,330)	(93,806)
Net Book Value	$3,537	$6,437

Depreciation expense was $2,981 and $6,719 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

Expected Lease commitments for the next three years:

Year	Office Space	Servers	CAD	USD
2010	$45,837	$31,200	$77,037	$74,811
2011	63,504	31,200	94,704	91,967
2012	63,504	31,200	94,704	91,967
	$172,845	$93,600	$266,445	$258,745

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

The amounts of revenue included in the consolidated income statement for the three months ended September 30, 2010 and September 30, 2009 are $831,894 and $558,350, respectively.

The amounts of earnings included in the consolidated income statement for the three months ended September 30, 2010 and September 30, 2009 are $148,077 and $106,449, respectively.

The amounts of revenue included in the consolidated income statement for the nine months ended September 30, 2010 and September 30, 2009 are $2,229,157 and $1,079,041, respectively.

The amounts of earnings included in the consolidated income statement for the nine months ended September 30, 2010 and September 30, 2009 are $399,388 and $199,067, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 6.  Accounts Payable and Accrued Liabilities

As of September 30, 2010 and December 31, 2009, the trade payables and accrued liabilities of the Company were $286,604 and $223,494, respectively. Of the total amount as of September 30, 2010, approximately $203,794 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.  Of the total amount in 2009, $151,634 is related to CTS ongoing operations with the balance of the accounts for vendors supplying goods and services used in the normal course of business.

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

The Company also entered into promissory note agreements with the former shareholders of CTS as part of the acquisition agreement.

The balance of the notes as of September 30, 2010:

Note holder	Face value[1]	USD	Maturity Date
Dawn Haider	44,201	42,924	March 2, 2010
Syed Haider	44,201	42,924	March 2, 2010
Quinte MRI	58,935	57,232	March 2, 2010
	$147,337	$143,080

On March 2, 2010 the Company paid CDN$152,000 towards the balance of the outstanding promissory notes that were due on March 2, 2010. The US dollar equivalent to satisfy the payment was $146,495. An exchange loss of $626 was recorded on the payment towards these notes.

The remaining balance of the notes is non-interest bearing. The Company imputed interest on the notes at an imputed interest rate of 10%. Imputed interest on these notes for the nine months ended September 30, 2010 was $13,112.

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

During the nine months ended September 30, 2010 a total of $2,298 in foreign currency loss was recorded against the balance of the notes to adjust to the value on the Balance sheet date.

Note 8.  Convertible Notes

During the first quarter the Company closed a financing of $215,141 in loans from private investors. The notes are due on March 31, 2012.

During the second quarter the company closed a financing of $116,890 in loans from private investors. The individual notes are due at various dates of April 01, May 01, and June 01 of 2012.

During the third quarter the company closed a financing of $63,161 in loans from private investors. The individual notes are due at various dates of September 01, and October 01 of 2012.

The total of $395,162 in notes as stated above requires principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share.

During the nine months ended September 30, 2010, $15,319 in accrued interest was recorded on the notes.

Out of the total amount of the notes, $345,162 is carried in Canadian dollar for a total value of $357,500 CAD.

During the nine months ended September 30, 2010, $1,907 in foreign currency loss was recorded against the notes.

The Details of the Notes are as follows:

	USD	CAD	USD	USD	USD	USD
Note Holder	Principal amount	Principal amount	Accrued Interest	Foreign Exchange Gain/(Loss)	(Payments)	September 30, 2010 Balance	Maturity date
1.a	$25,000	$ n/a	$1,372	$ n/a	$(4,500)	$21,872	March 31, 2012
1.b	25,000	n/a	1,095	n/a	(3,750)	22,345	May 01, 2012
2	24,250	25,000	1,261	4	(4,338)	21,169	March 31, 2012
3	24,658	25,000	1,210	434	(3,599)	21,834	March 31, 2012
4	24,528	25,000	1,140	290	(4,338)	21,040	March 31, 2012
5	23,990	25,000	1,288	(264)	(4,338)	21,204	March 31, 2012
6	92,716	97,500	4,492	(2,180)	(32,058)	67,331	March 31, 2012
7	24,635	25,000	1,006	411	(3,599)	21,631	April 01, 2012
8	42,944	45,000	1,374	(714)	(3,868)	41,163	June 01, 2012
9	24,310	25,000	653	78	(2,141)	22,745	June 01, 2012
10	24,335	25,000	354	83	(705)	23,902	September 01, 2012
11	38,796	40,000	74	(48)	-	38,918	October 01, 2012
Total	$395,162	$357,500	$15,319	$(1,906)	$(67,234)	$345,154

Note 9.  Related Party Transaction

As of September 30, 2010, Richard Jagodnik (an officer and shareholder of the Company), had a $7,282 note payable owing by DIIC.  The note is non-interest bearing and payable on demand. Interest has been imputed at 10% for transactions in 2010, resulting in additional interest expense and additional paid in capital of $546 for the nine months ended September 30, 2010.

During the second quarter Richard Jagodnik has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange loss of $714 was recorded for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, $1,374 in accrued interest was recorded on the note.

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

During the third quarter, 50,000 shares, previously issued in the first quarter, were canceled for services not rendered, valued at $6,000 based upon the closing price of our common stock at the grant date.

During the third quarter, 50,000 shares we issued for employee services valued at $5,000 based upon the closing price of our common stock at the grant date.

During the third quarter, 216,450 shares were issued as an additional part of convertible notes agreements. The shares were valued at $21,645 based upon the closing price of our common stock at the grant date.

Note 11. Subsequent Events

On October 19, 2010 the Company closed a financing of $25,000 in an additional loan from a private investor. The note is due on November 31, 2012 and requires principal payments of 3% per month on the outstanding principal balance. Interest on the note accrues at 10% per annum. In addition, the note holder was given 3.33 shares of Company stock for each $1 of notes purchased. The note and interest are convertible into shares of common stock of the Company at $0.15 per share.

In October 2010 the company paid into court an additional of $50,000 CDN and in relation to the August 13, 2009, Statement of Claim, that the Company filed in the Ontario Superior Court of Justice, Case Number CV-09384970.

The company evaluated subsequent events through the filing date of November 15, 2010.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the nine months ended September 30, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

In the third quarter CTS focused on expanding its marketing efforts.  CTS also began some reporting of studies for a private MRI clinic in Quebec which represents CTS expansion beyond Ontario.

Diagnostic Imaging Clinics

In the first quarter DIIC continued to develop its plan, for acquiring imaging clinics in the United States and for financing the purchase of the clinics.

In the second quarter DIIC worked on acquiring capital for both expanding CTS and diagnostic clinic acquisitions.

In the third quarter DIIC continued to work towards acquiring capital for expansion.

Overall Operating Results:

During the nine months ended September 30, 2010 and September 30, 2009, the Company generated $2,229,157, and $1,079,041, respectively, in revenues from radiology services.

During the nine months ended September 30, 2010, and September 30, 2009, the Company incurred $1,829,769, and $879,974, respectively, in cost of sales.

Operating expenses for the nine months ended September 30, 2010, and September 30, 2009 totaled $534,464, and $966,931, respectively.

During the nine months ended September 30, 2010, we incurred $157,488 in amortization and depreciation expenses, $133,298 in legal and professional fees, $43,975 in general and administrative costs, $6,140 in management fees, $37,248 in advertising and promotion, $84,073 for labor, 69,362 for rent and insurance, and $2,880 for travel expenses.

During the nine months ended September 30, 2009, we incurred $249,447 in amortization and depreciation expenses, $224,045 in legal and professional fees, $67,551 in general and administrative costs, $161,000 in management fees, $199,613 in advertising and promotion, $26,072 for labor, $26,651 for rent and insurance, $3,552 for travel expenses, and $9,000 for stock option expense.

During the three months ended September 30, 2010 and September 30, 2009, the Company generated $831,894, and $558,350, respectively, in revenues from radiology services.

During the three months ended September 30, 2010, and September 30, 2009, the Company incurred $683,817, and $451,901, respectively, in cost of sales.

Operating expenses for the three months ended September 30, 2010, and September 30, 2009 totaled $148,077, and $106,449, respectively.

During the three months ended September 30, 2010, we incurred $37,537 in amortization and depreciation expenses, $32,795 in legal and professional fees, $10,180 in general and administrative costs, $2,292 in management fees, $16,314 in advertising and promotion, $33,848 for labor, $27,628 for rent and insurance, and $662 for travel expenses.

During the three months ended September 30, 2009, we incurred $106,250 in amortization and depreciation expenses, $52,863 in legal and professional fees, $28,128 in general and administrative costs, $1,216 in advertising and promotion, $11,000 in management fees, $13,382 for labor, $14,124 for rent and insurance, $19 for travel expenses.

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

The Company’s operations have produced $2,229,157 of revenues during the nine months ended September 30, 2010, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2010 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining CDN$147,300 in notes payable due the previous stockholders of CTS; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the nine months ended September 30, 2010, the balance outstanding on this note was $7,282.

During the second quarter our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 of the financial statements. The note is carried in Canadian dollars and a foreign exchange loss of $714 was recorded for the nine months ended September 30, 2010. $1,374 in accrued interest was recorded on the note and payments of $3,868 were made during the nine months ended September 30, 2010,

As of September 30, 2010, our assets totaled $918,894, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of September 30, 2010, our total liabilities consisted of accounts payable and accrued liabilities of $286,604, related party notes payable of $7,282, loans payable of $27,228, promissory notes of $143,080, and convertible notes of $345,154. As of September 30, 2010, we had an accumulated deficit of $1,581,467 and a working capital deficit of $248,345.

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

During the third quarter the company closed a financing of $63,161 in loans from private investors under the same terms. The individual notes are due at various dates of September 01, and October 01 of 2012.

On March 2, 2010, the Company paid CDN$152,000 towards the balance of the outstanding promissory notes that were due on March 2, 2010. The $143,080 balance of the promissory notes is currently being set off against claims by the Company against the previous owners of CTS. Please see Legal Proceedings.

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

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to operating lease and are detailed in Note 4 to the consolidated financial statements in this 10-Q.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of September 30, 2010, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On or about October 20, 2009, Syed Haider served a Notice of Motion to enforce the terms of a security agreement relating to the assets of CTS, based on his assertion he is due certain sums under the consulting contract, about which the Company has asserted a right of set off and his breach. In March 2010 the court ruled that the Company should pay $150,000 into court in case Mr. Haider is successful in proving his claims in court. The Company appealed this ruling in the second quarter and was unsuccessful. To date the Company has paid $237,500 into court to comply with the ruling.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2010 the Company issued 216,450 shares of common stock.

The company issued 216,450 shares as an additional part of convertible notes agreements. The shares were valued at $21,645 based upon the closing price of our common stock at the grant date.

The Company canceled 50,000 shares for services not rendered , previously issued in the first quarter, valued at $6,000 based upon the closing price of our common stock at the grant date.

The Company issued 50,000 shares for employee services valued at $5,000 based upon the closing price of our common stock at the grant date.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	November 15, 2010

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	November 15, 2010
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	November 15, 2010
Richard Jagodnik