Form 10-K
period 2010-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2011-04-29
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes □    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes □    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐

Accelerated filer    ☐

Non-accelerated filer    ☐

Smaller reporting company    ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Aggregate market value of the 11,555,281 outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $2,311,056 based on $0.20 per share.

There were 18,056,481shares of common stock outstanding as of April 29, 2011.

Documents Incorporated by Reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Diagnostic Imaging International Corp., (“DIIC”) a Nevada Corporation, was incorporated in 2000. In 2005 the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009 the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

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

Customers

We currently maintain a client roster of 17 public hospitals in Canada through our CTS subsidiary. The loss of any of these clients would have a negative impact on the Company.

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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

We lease approximately 1,900 square feet of office space in Toronto, Canada for $4,926 per month. The lease expires in March 2013. We believe that this facility is adequate to meet our current and reasonably foreseeable future requirements

ITEM 3. LEGAL PROCEEDINGS

On August 13, 2009, the Company filed a Statement of Claim, in the Ontario Superior Court of Justice, Case Number CV-09384970, against Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc. (“Vendors”), to recover monies owed to the Company by the defendants for breach of the terms of the purchase contract to acquire the assets and business of CTS. On September 16, 2009, the Vendors filed a Statement of Defense and Syed Haider filed a Statement of Defense and Counterclaim, the latter for monies claimed to be owed under his consulting contract.  On November 26th, 2010 the parties to the above suits entered into a full and final settlement and mutual release of all claims against each other. The terms of the settlement called for the Company to pay the Vendors $281,512 on November 26th, 2010 and a further $45,243 on January 25th, 2011. These amounts were paid. In addition the Company has granted an exclusion to the Non-Compete agreement with the Vendors, allowing them to pursue a Teleradiology business located solely in British Columbia, Canada and Washington State, U.S.A. The Vendors have released the Company from any further monies owed to the Vendors and returned one (1) million shares of Company stock for cancellation.

ITEM 4. [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock traded for listing on the Over-the-Counter Bulletin Board (“OTCBB”) under the stock symbol DIIG.OB. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2010 and 2009 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2010		2009
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.18	$0.05	$0.40	$0.12
September 30	$0.20	$0.10	$0.45	$0.10
June 30	$0.20	$0.08	$0.24	$0.07
March 31	$0.24	$0.12	$0.40	$0.10

Holders

As of March 31, 2011, we had 69 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., located at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

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

Recent Sales of Unregistered Securities

The Company issued: 135,000 Shares in January 2010, 50,000 of which were cancelled during the third quarter of 2010, at a per share price of $0.12 for services; 500,000 Shares in February 2010 at a per share price of $0.30 previously recorded as contingent shares as part of the acquisition agreement of CTS; 574,425 shares in March 2010 at a per share price of $0.14 as part of convertible notes agreements; 333,000 shares in April 2010 at a per share price of $0.14 as part of convertible notes agreements; 125,000 shares in April 2010 at a per share price of $0.08 for proceeds of $10,000; 325,000 shares in May 2010 at a per share price of $0.08 for proceeds of $26,000; 233,100 shares in June 2010 at a per share price of $0.20 as part of convertible notes agreements; 83,250 shares in August 2010 at a per share price of $0.10 as part of convertible notes agreements;50,000 shares in August 2010 at per share price of $0.10 for services; 133,200 shares in September 2010 at a per share price of $0.10 as part of convertible notes agreements, and 83,250 shares in October 2010 at a per share price of $0.18 as part of convertible notes agreements.

The proceeds from the securities sold for cash or upon conversion were used for working capital.

These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

Reacquisition of Equity Securities

Pursuant to the settlement agreement with Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc., the company reacquired 1,000,000 shares of common stock for cancellation. No cash amount was paid in respect to the reacquisition.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS

During the fiscal year ended December 31, 2010, CTS continued to grow its client base and expand operations. The Company moved into new offices and began implementation of a new client contract. In the second quarter of 2010, CTS secured new client hospital with a five year contract. Time was spent on preparing for this new contract including assembling a team of radiologists for reporting, protocols initiated, hardware and software installation and testing of the system. This was all accomplished by the end of the quarter. In addition, marketing efforts were increased and the Company focused its attention on provinces outside the Ontario marketplace. CTS also began some reporting of studies for a private MRI clinic in Quebec which represents CTS expansion beyond Ontario. In the fourth quarter of 2010, CTS secured a new contract with a health care network representing 4 hospitals.  The contract is primarily to read emergency cases and includes CT, X-ray and Ultrasound.  In December CTS worked closely with the new client to set up, install and credential the CTS radiologists in order to begin service in early January 2011.

Diagnostic Imaging Clinics

During the fiscal year ended December 31, 2010, DIIC pursued developmental plans for the expansion of its business into other provinces in Canada and began investigating expansion into the United States.  The expansion plans contemplate acquisition of imaging clinics in identified markets.  In connection with the expansion plans, DIIC explored capital sources, and raised a limited amount of working capital during the year.  This expansionary plan will continue to be pursued into 2011 fiscal year.  To implement the expansion plans, DIIC will need to raise capital for the acquisition and working capital after any acquisition.  There can be no assurance that the company will be able to locate and obtain financing, and if offered whether it will be on acceptable terms.  DIIC also anticipates using its securities, such as common stock and preferred stock, in connection with any acquisition it pursues.  If it does use its securities, investors may experience dilution of their ownership interests as a result.

Overall Operating Results:

For the year ended December 31, 2010 revenues from radiology services were $3,050,901 compared to $1,667,187 for the year ended December 31, 2009, an increase of 83% or $1,383,714. This increase in revenues was due to new contracts obtained in 2010, as well as having a full year of operation of our subsidiary, CTS, reflecting in the 2010 financial statements, as oppose to ten months of operations reflecting in 2009.

For the year ended December 31, 2010 cost of sales incurred were $2,507,383 compared to $1,367,505 for the year ended December 31, 2009, an increase of 83% or $1,139,878. In order to increase revenues, we incurred additional costs of sales. As a percentage of revenues, our costs of sales remained constant at 82%.

Operating expenses for the years ended December 31, 2010, and December 31, 2009 totaled $891,170 and $1,192,354, respectively.

During the year ended December 31, 2010, we incurred $192,209 in amortization and depreciation expenses, $100,000 for impairment of intangibles, $276,113 in legal and professional fees, $65,521 in general and administrative costs, $8,502 in management fees, $41,117 in advertising and promotion, $110,353 for labor, and $97,355 for rent and insurance.

During the year ended December 31, 2009, we incurred $355,552 in amortization and depreciation expenses, $258,713 in legal and professional fees, $101,512 in general and administrative costs, $161,000 in management fees, $225,946 in advertising and promotion, $40,273 for labor, $40,358 for rent and insurance, and $9,000 for a stock option expensed for services.

The Company continues to generate positive cash flow in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

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

The Company’s operations have produced $3,050,901 of revenues for the year ended December 31, 2010, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2010 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the year ended December 31, 2010, the balance outstanding on this note was $7,282.

During the second quarter our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 of the financial statements. The note is carried in Canadian dollars and a foreign exchange loss of $1,810 was recorded for the year ended December 31, 2010. For the year ended December 31, 2010 $2,325 in accrued interest was recorded and added to the note and payments of $9,175 were made for the year ended December 31, 2010,

As of December 31, 2010, our assets totaled $530,673, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of December 31, 2010, our total liabilities consisted of accounts payable and accrued liabilities of $247,543, related party notes payable of $24,752 (net of discount), loans payable of $35,762, and non related party convertible notes of $192,496 (net of discount). As of December 31, 2010, we had an accumulated deficit of $1,582,287 and a working capital deficit of $178,288.

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

During the second quarter the Company closed an additional financing of $116,890 in loans from private investors under the same terms. The notes due on April 1, 2012, May 1, 2012, and June 1, 2012 are $24,635, $25,000 and $67,254 respectively.

During the third quarter the company closed a financing of $63,131 in loans from private investors under the same terms. The notes due on September 01, 2012 and October 01, 2012 are $24,335 and $38,796 respectively.

During the fourth quarter the company closed a financing of $24,278 in loan from a private investor under the same terms. The note is due on November 1, 2012.

On March 2, 2010, the Company paid $145,869 towards the balance of the outstanding promissory notes that were due on March 2, 2010. The remaining balance of the promissory notes of $148,133 was retired and the notes were eliminated from the company’s books against funds previously paid into court by DIIC. Please see Legal Proceedings Item 3.

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

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to operating lease and are detailed in Note 3 to the consolidated financial statements in this 10-K.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1 - F-2

Report of Independent Registered Public Accounting Firms

F -3

Consolidated Balance Sheets as of December 31, 2010 and 2009

F-4

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

F-5

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2009 to December 31, 2010

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

F-7

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Diagnostic Imaging International Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the year ended December 31, 2010.  Diagnostic Imaging International Corp. ’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging International Corp. at December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/

RBSM LLP

Certified Public Accountants

New York, New York

April 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Diagnostic Imaging International Corp.

We have audited the accompanying consolidated balance sheet of Diagnostic Imaging International Corp. as of December 31, 2009 and the related consolidated statement of operations, changes in shareholders’ equity and cash flow for the year ended December 31, 2009. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Imaging International Corp. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 10, 2011

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$19,671	$18,076
Accounts Receivable, net	127,144	73,390
Prepaid Expenses	10,643	-
Total Current Assets	157,458	91,466
Property and Equipment
Equipment	105,436	100,243
Less: Accumulated Depreciation	(102,587)	(93,806)
Total Property and Equipment, net	2,849	6,437
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract (Note 1)	105,328	205,328
Less: Accumulated Amortization	(535,192)	(346,754)
Total Intangible Assets, net	364,843	653,281
Other Assets
Deposits	4,942	1,911
Loans Receivable	581	-
Total Other Assets	5,523	1,911
TOTAL ASSETS	$530,673	$753,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$247,543	$223,498
Promissory Notes	-	286,650
Loans Payable	27,402	29,559
Loan Payable – Related Party (Note 9)	8,360	-
Note Payable – Shareholder (Note 9)	7,282	7,282
Convertible Notes, net short term portion (Note 7)	45,159	-
Acquisition Liability	-	150,000
Total Current Liabilities	335,746	696,989
Long Term Liabilities
Convertible notes, net ( Note 7)	147,337	-
Convertible note – Shareholder, net (Note 7)	17,470	-
Loans Payable	-	6,200
Total Long Term Liabilities	164,807	6,200
Total Liabilities	500,553	703,189
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,056,481 and 16,531,256 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively	18,057	16,532
Additional Paid-In Capital	1,595,753	1,268,245
Comprehensive Loss Accumulated	(1,403)	(3,030)
Accumulated Deficit	(1,582,287)	(1,231,841)
Total Stockholders' Equity	30,120	49,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$530,673	$753,095

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations

	For the years ended
	December 31,	December 31,
	2010	2009
Revenue:
Sales	$3,050,901	$1,667,187
Less: cost of sales	2,507,383	1,367,505
Gross Margin	543,518	299,682

Operating Expenses:
Advertising	41,117	225,946
Amortization	188,438	346,754
Depreciation	3,771	8,798
Impairment Loss	100,000	-
General and Administrative	61,589	96,103
Insurance	16,839	11,545
Labor	110,353	40,273
Legal and professional	276,113	258,713
Management fees	8,502	161,000
Rent Office Space	50,230	17,778
Rent Servers	30,286	11,035
Travel	3,932	5,409
Stock Option Expense	-	9,000
Total Operating Expenses	891,170	1,192,354
Operating Loss	$(347,652)	$(892,672)

Other Income (Expenses):
Other Income	21,372	18,038
Settlement on business combination	112,120	-
Foreign Currency Gains/(Losses)	(20,304)	(70,240)
Amortization of Debt Discount	(71,192)	-
Interest Expense	(44,790)	(37,296)
Total Other (Expenses)	(2,794)	(89,498)

Net Loss	(350,446)	(982,170)
Comprehensive Income/(Loss)	1,627	(3,138)
Total comprehensive Loss	$(348,819)	$(985,308)
Basic and Diluted Loss per Share	$(0.019)	$(0.070)
Weighted Average Shares Outstanding:
Basic and Diluted	18,150,657	14,075,892

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Changes in Stockholders’ Equity
From January 1, 2009 through December 31, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss
	Amount	Shares				Total
Balance at January 1, 2009	$9,947	9,946,674	$107,908	$(249,671)	$108	$(131,708)
Proceeds from Sale of stock	4,155	4,154,582	628,982			633,137
Shares issued for Services	1,930	1,930,000	346,770			348,700
Stock Option Expense			9,000			9,000
Capital contribution			26,085			26,085
Shares issued for Acquisition	500	500,000	149,500			150,000
Comprehensive Loss					(3,138)	(3,138)
Net Loss				(982,170)		(982,170)
Balance at December 31, 2009	$16,532	16,531,256	$1,268,245	$(1,231,841)	$(3,030)	$49,906

Proceeds from Sale of stock	450	450,000	35,550			36,000
Shares issued for Services	185	185,000	21,015			21,200
Shares Canceled for Services	(50)	(50,000)	(5,950)			(6,000)
Shares Canceled as part of Settlement	(1,000)	(1,000,000)	(99,000)			(100,000)
Shares Issued for Convertible Notes	1,440	1,440,225	208,850			210,290
Shares Issued for Payment of Acquisition Liability	500	500,000	149,500			150,000
Capital contribution			17,543			17,543
Comprehensive income					1,627	1,627
Net Loss				(350,446)		(350,446)
Balance at December 31, 2010	$18,057	18,056,481	$1,595,753	$(1,582,287)	$(1,403)	$30,120

The accompanying notes are an integral part of the consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(350,446)	$(982,170)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	3,771	8,798
Accrued Interest converted into note	24,110	-
Stock Option Expense	-	9,000
Interest imputed on shareholder loan	728	26,085
Interest imputed on promissory notes	16,816	-
Amortization of Debt Discount	71,192	-
Shares issued for services	15,200	348,700
Amortization of Intangible Assets	188,438	346,754
Impairment Loss on Intangible Assets	100,000	-
Settlement on business combination	(112,120)	-
Foreign currency transaction Gain/ Loss	18,516	70,240
Changes in operating assets and liabilities:
Accounts Receivable	(53,754)	(61,255)
Deposits and prepaid expenses	(13,674)	2,178
Accounts Payable and accrued expenses	46,238	111,823
Loans Receivable	(581)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(45,566)	(119,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CTS	-	(313,185)
NET CASH USED IN INVESTING ACTIVITIES	-	(313,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	36,000	633,137
Proceeds from related party debt	54,306	46,174
Principal payments on Related Party debt	(13,125)	(105,098)
Principal payments on debt	(273,574)	(120,397)
Proceeds from debt issuance	390,061	-
Settlement payment	(148,134)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,534	453,817
Gain / (Loss) due to foreign currency translation	1,627	(3,138)
NET CHANGE IN CASH	1,595	17,648
CASH AT BEGINNING OF PERIOD	18,076	428
CASH AT END OF PERIOD	$19,671	$18,076
Cash paid during the year for:
Interest	$3,136	$9,597
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$150,000	$-
Purchase of business by issuing common stock	$-	$150,000
Contingent Liability	$-	$150,000
Issuance of promissory note in connection with a business acquisition	$-	$234,887
Shares issued for settlement of debt	$210,290	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (audited)

December 31, 2010

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

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. (CTS), Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ accumulated earnings prior to the date of acquisition March 02, 2009 were not included in the consolidated statement of Balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2010 presentation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, and December 31, 2009 cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2010, and December, 31, 2009 there was no allowance for bad debts.  As of December 31, 2010, four customers totaled approximately 79% of the total accounts receivable.   As of December 31, 2009, three customers totaled approximately 91% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of December 31, 2010, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

As part of the settlement agreement between the Company and the previous owners of CTS (see Note 12), 1,000,000 shares of the Company previously issued as part of CTS’ acquisition were returned for cancelation. The value of the shares was based upon the closing price of our returned common stock at the cancellation date of December 2, 2010. No reversals or adjustments to previously recognized amortization expenses were recorded.

The settlement agreement was based upon the decline in the value of the covenant not to compete; therefore an equal impairment charge of $100,000 was recognized.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $535,192 and $346,754 in December 31, 2010 and 2009, respectively.

For these assets, amortization expense over the next five years is expected to be $364,843.

Year	USD
2011	$115,213
2012	115,213
2013	115,213
2014	19,204
2015	-
$364,843

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the twelve months ended December 31, 2010, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are  renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

Cost of Sales

Cost of sales includes fees paid to radiologists for Teleradiology services.

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

As of December 31, 2010 an impairment loss of $100,000 was recorded against the carrying value of the company’s purchased intangibles and reflected in the reduced value of the non-compete agreement.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value. The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expenses related to the options and warrants are recognized on a straight-line basis over the period which services are to be received.

The Company recognized stock-based compensation expenses from stock granted to non-employees for the year ended December 31, 2010 valued at $10,200 based upon the closing price of our common stock at the grant date.

The Company recognized stock-based compensation expenses from stock granted to employees for the year ended December 31, 2010 valued at $5,000 based upon the closing price of our common stock at the grant date.

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

Fair Value Measurements

The hierarchy below lists three levels of fair values based on the extent to which inputs used in measuring fair value is observable in the market. We disclose and categorize each of our fair value measurement items that we recorded at fair value on a recurring basis in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The company does do not have assets and liabilities that are carried at fair value on a recurring basis.

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

The Company recognized a foreign currency loss on transactions from operations of $20,304, and $70,240 for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

The Company recognized a foreign currency translation gain of $1,627 for the year ended December 31, 2010, and a foreign currency translation loss of $3,138 for the year ended December 31, 2009.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2010	December 31, 2009
Numerator:
Continuing operations:
Loss from continuing operations	$(350,446)	$(982,170)
Total	$(350,446)	$(982,170)

Net loss	$(350,446)	$(982,170)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,150,657	14,075,892

EPS:
Basic:
Continuing operations	$(0.019)	$(0.070)
Net loss	$(0.019)	$(0.070)

Diluted
Continuing operations	$(0.019)	$(0.070)
Net loss	$(0.019)	$(0.070)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On December 31, 2010, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

Note 2.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets.  At December 31, 2010 and December 31, 2009, the major class of property and equipment were as follows:

	December 31, 2010	December 31, 2009	Estimated useful lives
Computer/Office Equipment	$105,436	$100,243	3 years
Less: Accumulated Depreciation	(102,587)	(93,806)
Net Book Value	$2,849	$6,437

Depreciation expense was $3,771 and $8,798 for the year ended December 31, 2010 and December 31, 2009, respectively.

Note 3.  Lease Commitments

CTS, a wholly owned subsidiary of the Company has a lease for its off-site servers at a cost of approximately $2,614 per month. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,465 minimum rental, and approximately $2,854 in utilities, realty taxes, and operating costs; for a total of approximately $5,319 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2011	$63,828	$31,368	$95,196
2012	63,828	31,368	95,196
2013	15,957	31,368	47,325
	$143,613	$94,104	$237,717

Note 4.  Business Combination

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

This purchase has been accounted for as a business purchase pursuant to the new business combination standard adopted in 2009.  The 500,000 shares issued pursuant to the acquisition were valued based on the closing price of our common stock and recognized at the date of the announcement.  An additional 500,000 shares, also valued based upon the closing price,  was contingent consideration whose issuance was based upon revenue targets .  The contingent consideration of 500,000 shares was paid on February 26, 2010 as revenues for the year ended December 31, 2009 reached 90% of pre-acquisition levels.

Consideration for the acquisition comprised the following (at fair value):

Cash	$313,185
Promissory Note	234,887
500,000 Acquisition Liability	150,000
500,000 Shares of DIIC	150,000
Total consideration paid	$848,072

Following assets and liabilities were recognized in the acquisition (at fair value):

Accounts receivable	$12,136
Computer equipment	8,155
Hospital contracts	794,707
Non-compete agreement	205,328
Liabilities assumed	(172,254)
Net assets purchased	$848,072

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

As of December 31, 2010 a reduction of $100,000 in the carrying value of the Non-compete agreement was recorded and discussed above in the Intangibles assets disclosure in Note 1.

The amounts of revenue included in the consolidated income statement for the year ended December 31, 2010 and December 31, 2009 are $3,050,901 and $1,667,187, respectively.

The amounts of gross earnings included in the consolidated income statement for the year ended December 31, 2010 and December 31, 2009 are $543,518 and $299,682, respectively.

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

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the period presented as if it would have been reported during the twelve month period below:

Twelve Months ended
31-Dec-09
(Unaudited)
Sales	$1,823,925
Cost of Sales	1,485,694

Gross Margin	$338,231

Operating Expenses	$1,198,101

Total Operating Expenses	1,198,101

Operating Income/Loss	$(859,870)

Total Other Income/(Expenses)	2,926

Net Income/(Loss)	$(856,944)
Comprehensive Income/(Loss)	$(3,395)

Total Comprehensive Income/(Loss)	$(860,339)

Basic and Diluted Earnings/(Loss) per Share	(0.06)

Weighted Average Shares Outstanding:
Basic and Diluted	14,075,892

Note 5.  Accounts Payable and Accrued Liabilities

As of December 31, 2010 and December 31, 2009, the trade payables and accrued liabilities of the Company were $247,543 and $223,498, respectively. Of the total amount as of December 31, 2010, approximately $128,000 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.  Of the total amount in 2009, $151,634 is related to CTS ongoing operations with the balance of the accounts for vendors supplying goods and services used in the normal course of business.

Note 6.  Promissory Notes

The Company assumed debt of CTS for payments made against accounts payable by the former stockholders. Previous stockholders of CTS loaned $98,466 to CTS to pay some accounts payable liabilities owed by CTS prior to consummation of the transaction. This loan was memorialized by a non-interest bearing promissory note, secured by DIIC’s shares and assets of CTS. The note was paid by DIIC in 2009.

On March 2, 2009, the Company also entered into promissory note agreements of $234,887 with the former shareholders of CTS as part of the acquisition agreement.

On March 2, 2010 the Company paid $145,869 towards the balance of the outstanding promissory notes. A foreign exchange loss of $626 was recorded on the payment towards these notes.

As part of the settlement agreement between the Company and the previous owners of CTS, the remaining balance of the promissory notes of $148,134 was paid and the notes were eliminated from the company’s books against funds previously paid into court by DIIC.

For the year ended December 31, 2010 a total of $7,352 in foreign currency loss was recorded against the balance of the notes to adjust to the value on the Balance sheet date.

The remaining balance of the notes were non-interest bearing. The Company imputed interest on the notes at an imputed interest rate of 10%. Imputed interest on these notes for the year ended December 31, 2010 was $16,816.

Promissory Notes at December 31, 2009	$286,650

Less: Payments in 2010	(294,002)
Added: Foreign Exchange Loss in 2010	7,352

Promissory notes at December 31, 2010	$-

Note 7.  Convertible Notes

The convertible notes sold by DIIC total $419,440. The convertible notes require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased.

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  An amortization of the discount for the year ended December 31, 2010 was $71,192.

For the year ended December 31, 2010, $23,728 in accrued interest was recorded on the notes.

For the year ended December 31, 2010, $10,785 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	Principal amount	Accrued Interest	Foreign Exchange Gain/(Loss)		2010 (Payments)	Total Debt Discount	2010 Amortization of Debt Discount	December 31, 2010 Balance	Maturity date
March 01, 2010	$25,000	$1,869	$	n/a	$(6,750)	$(11,655)	$4,856	$13,320	March 01, 2012
April 14, 2010	25,000	1,612		n/a	(6,000)	(11,655)	4,561	13,518	April 01, 2012
March 4, 2010	24,250	1,734		(662)	(6,537)	(11,655)	4,856	13,311	March 31, 2012
March 18, 2010	24,658	1,702		(258)	(5,798)	(11,655)	4,371	13,536	March 31, 2012
March 22, 2010	24,528	1,613		(376)	(6,537)	(11,655)	4,856	13,181	March 31, 2012
March 01, 2010	23,990	1,761		(930)	(6,537)	(11,655)	4,856	13,346	March 31, 2012
February 26, 2010	92,716	6,027		(2,883)	(39,524)	(45,455)	18,939	35,587	March 31, 2012
April 16, 2010	24,635	1,493		(281)	(5,798)	(11,655)	4,371	13,326	April 01, 2012
June 01, 2010	42,944	2,325		(1,810)	(9,175)	(29,970)	9,536	17,470	June 01, 2012
June 17, 2010	24,310	1,183		(665)	(4,340)	(16,650)	4,163	9,330	June 01, 2012
August 06, 2010	24,335	921		(709)	(2,904)	(8,325)	1,734	16,471	September 01, 2012
September 23, 2010	38,796	1,012		(1,362)	(3,516)	(13,320)	2,220	26,554	October 01, 2012
October 19, 2010	24,278	476		(846)	(1,471)	(14,985)	1,873	11,017	November 01, 2012
Total	$419,440	$23,728		$(10,785)	$(104,887)	$(210,290)	$71,192	$209,966

Summary of the Notes is as follows:

	2010	2009
Convertible notes initial principal amount	$419,440	$-
Less: unamortized debt discount	(139,098)	-
Convertible notes principal, net	280,342	-

Less: Payments in 2010	(104,887)	-
Added: Foreign exchange loss	10,785	-
Added: Accrued interest	23,728	-
Total Convertible notes, net as of December 31	$209,966	$-

Less: Short term portion, net	45,159	-
Less: Shareholder portion, net	17,470	-
Long term portion, net	$147,337	$-

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2011	$151,919	$-	$(106,760)
2012 - ( Before maturity dates)	62,105	-	(32,338)
2012 - (on maturity dates) *	100,529	70,942	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$314,553	$70,942	$(139,098)

*All unpaid principal of $100,529, together with the balance of unpaid and accrued interest of $70,942 that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 8.  Income Taxes

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2010, the Company had available for U.S federal income tax purposes net operating loss carryover of approximately $1,108,000, which expire beginning in 2022. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

Deferred net tax asset consist of the following at December 31, 2010:

2010
Deferred tax asset	$388,000
Less valuation allowance	(388,000)
Net deferred tax asset	$-

The provision for income taxes consists of the following:

2010
Current tax (benefit)	$(109,000)
Increase to deferred tax valuation allowance for net operating loss carry forward	109,000
Net provision	$-

The Company has filed its tax returns through December 31, 2010.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 9.  Related Party Transaction

For the years ended December 31, 2009 and 2010, Richard Jagodnik (an officer and shareholder of the Company), had a $7,282 note payable from DIIC.  The note is non-interest bearing and payable on demand.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $1,810 was recorded for the year ended December 31, 2010. For the year ended December 31, 2010 $2,325 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2010, is $17,470, including accrued interest.

For the year ended December 31, 2010, a related party to our CEO, Mr. Geisler, has loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $566 was recorded for the year ended December 31, 2010. Interest on the note accrues at 10% per annum. For the year ended December 31, 2010 $382 in accrued interest was recorded and added to the note. Payments of $3,950 were made during the year ended December 31, 2010. The balance as of December 31, 2010 is $8,360.

Note 10. Major Customers

In 2010 and 2009 Revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the years ended December 31, 2010 and 2009 are as follow:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$787,902	26%	$642,579	35%
Contract B	591,893	19%	475,147	26%
Contract E	1,069,146	34%	657,628	35%
Contract F	$480,370	16%	$-	0%

Closing balances of accounts receivable for our major customers were as follow:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$15,565	12%	$15,144	21%
Contract B	9,999	8%	16,014	22%
Contract E	28,177	22%	35,070	48%
Contract F	$47,320	37%	$-	0%

Note 11. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the years ended December 31, 2010 and December 31, 2009 were $89,986 and $64,018, respectively.

Note 12. Legal Proceedings

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

On November 26th, 2010 the parties to the above suits entered into a full and final settlement and mutual release of all claims against each other. The terms of the settlement called for the Company to pay the Vendors $281,512 on November 26th, 2010 and a further $45,243 on January 25th, 2011. These amounts were paid. In addition the Company has granted an exclusion to the Non-Compete agreement with the Vendors, allowing them to pursue a Teleradiology business located solely in British Columbia, Canada and Washington State, U.S.A. The Vendors have released the Company from any further monies owed to the Vendors and returned one (1) million shares of Company stock for cancellation.

The settlement accounting entries are discussed in further details in Notes 1, 4 and 6 to the financial statements.

During 2010 payments made into court were deposited in a non interest bearing account, and were allocated to a restricted deposit account on the company’s financial statements. As of December 31, 2010, $238,783 of restricted deposit paid into court was applied as part of the settlement agreement and therefore, the balance of the restricted deposit account as of December 31, 2010 was $0.

Note 13.  Common Stock Transactions

During the first quarter of 2009, 2,520,914 shares were issued by private placement for $378,137.

During the first quarter of 2009, 300,000 shares were issued for services valued at $90,000 based upon the closing price of our common stock at the grant date.

During the first quarter of 2009, 500,000 shares were issued pursuant to the purchase and sale agreement of CTS.  These shares were valued at $150,000 based upon the closing price of our common stock at the announcement date.

During the second quarter of 2009 1,533,668 shares were issued by private placement for $230,000.

During the second quarter of 2009, 1,530,000 shares were issued for services valued at $236,700 based upon the closing price of our common stock at the grant date.

During the second quarter of 2009, 500,000 options were issued as part of a management agreement. The options can be exercised in September 2009 and are priced at $0.10 each.  The options were expensed when issued at a value of $0.018 each for a total expense of $9,000. This expense was valued using the Black-Scholes model and was expensed in the current quarter.

During the third quarter of 2009, 100,000 shares were issued by private placement for $25,000.

During the third quarter of 2009, 100,000 shares were issued for services valued at $22,000 based upon the closing price of our common stock at the grant date.

No shares were issued in the fourth quarter of 2009.

During the first quarter of 2010, 135,000 shares were issued for services valued at $16,200 based upon the closing price of our common stock at the grant date.

During the first quarter of 2010, 574,425 shares were issued as an additional part of convertible notes agreements. The shares were valued at $80,420 based upon the closing price of our common stock at the grant date.

During the first quarter of 2010, 500,000 shares previously recorded as contingent shares were issued. The shares were valued at $150,000 based upon the closing price of our common stock at the initial measurement date.

During the second quarter of 2010, 450,000 shares were issued by private placement for $36,000.

During the second quarter of 2010, 566,100 shares were issued as an additional part of convertible notes agreements. The shares were valued at $93,240 based upon the closing price of our common stock at the grant date.

During the third quarter of 2010, 50,000 shares, previously issued in the first quarter, were canceled for services not rendered, valued at $6,000 based upon the closing price of our common stock at the grant date.

During the third quarter of 2010, 50,000 shares were issued for employee services valued at $5,000 based upon the closing price of our common stock at the grant date.

During the third quarter of 2010, 216,450 shares were issued as an additional part of convertible notes agreements. The shares were valued at $21,645 based upon the closing price of our common stock at the grant date.

During the fourth quarter of 2010, 83,250 shares were issued as an additional part of convertible notes agreements. The shares were valued at $14,985 based upon the closing price of our common stock at the grant date.

During the fourth quarter of 2010, 1,000,000 shares valued at $100,000 based upon the closing price of our common stock at the cancellation date were returned to the Company for cancellation as part of the settlement agreement between the Company and the previous owners of CTS.

Note 14. Subsequent Events

In January 2011 the company paid into court the remaining $45, 243 settlement payment in relation to the August 13, 2009, Statement of Claim, that the Company filed in the Ontario Superior Court of Justice, Case Number CV-09384970.

The company evaluated subsequent events through the filing date of April 28, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On February 26, 2011, for an effective date of February 16, 2011, (“Resignation Date”), Jewett, Schwartz, Wolfe & Associates (“JSW”) advised the Company that it was resigning as the Company’s independent registered public accounting firm because the audit team left JSW in order to join RBSM LLP. Except as noted in the following paragraph, the reports of JSW on the Company’s  financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of JSW on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses.

During the years ended December 31, 2009 and 2008 and through February 16, 2011, the Company did not have any disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to JSW’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2009 and 2008 and through February 16, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On February 26, 2011 (“Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM  concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

Any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A (T). CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

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

1.

As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of Diagnostic Imaging International Corp. and their age and positions. Our directors are elected at the annual meeting of shareholders, or may be appointed by the board of directors to fill an existing vacancy, and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the board of directors and serve at the pleasure of the board. We have not entered into any employment agreements with our executive officers.

NAME	AGE	POSITIONS
Mitchell Geisler	40	Chief Executive Officer, President and Chairman
Richard Jagodnik	42	Chief Financial Officer and Director

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

There are no family relationships between the directors or officers of DIIC.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2010, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2010, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2010 were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2010 and 2009 by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2010 and 2009.

Name	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2010	52,418	-0-	-0-	-0-	-0-	52,418
	2009	-0-	-0-	-0-	-0-	-0-	-0-
Richard Jagodnik, Chief Financial Officer and Director	2010	-0-	-0-	-0-	-0-	8,542(1)	8,542
	2009	-0-	-0-	-0-	-0-	-0-	-0-

(1) Represents cash compensation for management fees payable in Canadian dollar, and has been translated to U.S dollars at the average rate of exchange for the year indicated.

We do not provide any employment benefits to our executive officers or directors, such as pension and other retirement savings plans and medical and dental plans, other than what is required by law, for which we make the required statutory payments and contributions.  In the future, if we have non-employee directors we anticipate that we will have a compensation program that will include director fees and equity based awards and provide for the reimbursement of expenses

Employment Agreements, with our Executive Officers

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. Our executive officers are compensated on a monthly basis for services performed for the company and its subsidiary.

Grants of Plan Based Awards

The Company did not award any stock options to any of its executive officers during 2010 or 2009. Our executive officers did not exercise any options during 2010.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2010:

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mitchell Geisler	-0-	-0-	N/A	N/A

Compensation of Directors

We do not have any independent directors.  All of our directors are also executive officers, and therefore we do not separately compensate them for the fulfillment of their director positions on the board of directors.

Director Agreements

Each director holds office until the next meeting of stockholders or until his successor is duly appointed and qualified. In the future, if the Company has non-employee directors, it expects it will provide a compensation package primarily based on stock options and reimbursement for direct expenses.  Such compensation package will be determined at that time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2011, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler	3,001,500	17.6%
Richard Jagodnik	4,200,000	24.6%
All directors and executive officers as a group (two persons)	7,201,500	42.2%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)  There are 18,056,481 shares of common stock issued and outstanding as at March 31, 2011. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2010, Richard Jagodnik (an officer and shareholder of the Company), had a $7,282 note payable from DIIC. The note is non-interest bearing and payable on demand. Interest has been imputed at 10% for transactions in 2010, resulting in additional interest expense and additional paid in capital of $728 for the year ended December 31, 2010.

During the second quarter Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $1,810 was recorded for the year ended December 31, 2010. For the year ended December 31, 2010 $2,325 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2010, is $17,470, including accrued interest.

For the year ended December 31, 2010, a related party to our CEO, Mr. Geisler, has loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $566 was recorded for the year ended December 31, 2010. Interest on the note accrues at 10% per annum. For the year ended December 31, 2010 $382 in accrued interest was recorded and added to the note. Payments of $3,950 were made during the year ended December 31, 2010. The balance as of December 31, 2010 is $8,360.

Director Independence

DIIC does not have any directors that would be deemed “independent” directors.  The board of directors has not established any separate audit, compensation or nomination committees, and carries out the functions of such committees itself, to the extent required.   As a smaller reporting company that is not listed on any exchange, we are not required to have any such committees or any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit fees billed by our independent registered public accounting firms for fiscal years 2010 and 2009 were $22,500 and $37,500, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2010 or 2009.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no tax fees billed for fiscal years 2010 or 2009.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2010 or 2009.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

a.  Exhibits

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Bylaws of Diagnostic Imaging International Corp. [1]
10.1	CTS Acquisition Agreement[2]
10.2	Settlement Agreement[3]
21.1	Subsidiaries of the Registrant*
23.1	Consent of RBSM LLP*
23.2	Consent of Jewett, Schwartz, Wolfe & Associates*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*

________________________________________________

1. Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed with the SEC on

August 9, 2006.

2. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

3. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2010.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	April 29, 2011

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2011
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 29, 2011
Richard Jagodnik