Form 10-Q
period 2011-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2011-05-20
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011 the Company had outstanding 18,056,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$32,834	$19,671
Accounts Receivable, net	136,029	127,144
Prepaid Expenses	7,544	10,643
Total Current Assets	176,407	157,458
Property and Equipment
Equipment	107,893	105,436
Less: Accumulated Depreciation	(105,352)	(102,587)
Total Property and Equipment, net	2,541	2,849
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	105,328	105,328
Less: Accumulated Amortization	(563,996)	(535,192)
Total Intangible Assets, net	336,039	364,843
Other Assets
Deposits	5,058	4,942
Loans Receivable	826	581
Total Other Assets	5,884	5,523
TOTAL ASSETS	$520,871	$530,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$214,074	$247,543
Promissory Notes	78,625	-
Loans Payable	-	27,402
Loan Payable – Related Party	5,617	8,360
Note Payable – Shareholder	7,062	7,282
Convertible Note, net – Shareholder short term portion	3,604	-
Convertible Notes, net short term portion	171,712	45,159
Total Current Liabilities	480,694	335,746
Long Term Liabilities
Convertible note – Shareholder, net	16,795	17,470
Convertible notes, net	22,946	147,337
Total Long Term Liabilities	39,741	164,807
Total Liabilities	520,435	500,553
Stockholders’ Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,056,481 shares issued and outstanding at March 31, 2011 and December 31, 2010	18,057	18,057
Additional Paid-In Capital	1,595,933	1,595,753
Comprehensive Loss Accumulated	(630)	(1,403)
Accumulated Deficit	(1,612,924)	(1,582,287)
Total Stockholders’ Equity	436	30,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$520,871	$530,673

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Revenue:
Sales	$902,951	$663,737
Less: Cost of sales	752,872	540,318
Gross Margin	150,079	123,419

Operating Expenses:
Advertising	840	19,403
Amortization	28,803	81,516
Depreciation	365	871
General and Administrative	11,607	16,903
Insurance	4,798	3,510
Labor	27,859	24,383
Legal and professional	30,198	34,987
Management fees	2,407	1,527
Rent Office Space and Servers	24,440	12,291
Travel	2,899	1,278
Total Operating Expenses	134,216	196,669
Operating Gain / (Loss)	15,863	(73,250)

Other Income and (Expenses):
Foreign Currency Gains/(Losses)	(8,887)	(8,678)
Amortization of Debt Discount	(26,286)	(3,836)
Interest Expense	(11,326)	(7,600)
Total Other Income/(Expenses)	(46,499)	(20,114)

Net Loss	(30,636)	(93,364)
Comprehensive Income/(Loss)	773	(3,196)
Total comprehensive Loss	$(29,863)	$(96,560)
Basic and Diluted Loss per Share	$(0.002)	$(0.006)
Weighted Average Shares Outstanding:
Basic and Diluted	18,056,481	16,846,972

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,636)	$(93,364)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	365	871
Accrued Interest Converted into note	9,354	-
Interest imputed on shareholder loan	180	182
Interest imputed on promissory notes	-	5,983
Amortization of Debt Discount	26,286	3,836
Shares issued for services	-	16,200
Amortization of Intangible Assets	28,803	81,516
Foreign currency transaction Gain/ Loss	8,123	8,678
Changes in operating assets and liabilities:
Accounts Receivable	(8,885)	(36,157)
Deposits and prepaid expenses	2,983	(13,086)
Accounts Payable and accrued liabilities	12,393	50,410
Loans Receivable	(245)	(25,989)
NET CASH USED IN OPERATING ACTIVITIES	48,721	(919)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-
Proceeds from related party debt	-	-
Principal payments on Related Party debt	(6,015)	-
Principal payments on debt	(34,280)	(146,517)
Proceeds from debt issuance	49,826	225,142
Settlement payment	(45,862)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(36,331)	78,626
Gain / (Loss) due to foreign currency translation	773	(3,196)
NET CHANGE IN CASH	13,163	74,511
CASH AT BEGINNING OF PERIOD	19,671	18,076
CASH AT END OF PERIOD	$32,834	$92,586

Cash paid during the year for:
Interest	$1,972	$
Income Taxes	$-	$-

Non-cash financing and investing activities:
Issuance of Earn-Out shares	$	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to March 31, 2011 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011, and December 31, 2010 cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2011, and December, 31, 2010 there was no allowance for bad debts.  As of March 31, 2011, four customers totaled approximately 80% of the total accounts receivable.   As of December 31, 2010, four customers totaled approximately 79% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of March 31, 2011, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

As part of the settlement agreement between the Company and the previous owners of CTS (see Note 13), 1,000,000 shares of the Company previously issued as part of CTS’ acquisition were returned for cancelation. The value of the shares was based upon the closing price of our returned common stock at the cancellation date of December 2, 2010. No reversals or adjustments to previously recognized amortization expenses were recorded.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $28,803 and $81,516 for the three months ended March 31, 2011 and 2010, respectively.

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

As of December 31, 2010 an impairment loss of $100,000 recorded against the carrying value of the company’s purchased intangibles is reflected in the reduced value of the non-compete agreement.

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

Equipment

3 years

Hospital Contracts

2 to 5 years

Non compete Contract

5 years

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the three months ended March 31, 2011.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended March 31, 2011.

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

The Company recognized a foreign currency loss on transactions from operations of $8,887, and $8,678 for the three months ended March 31, 2011 and March 31, 2010, respectively.

The Company recognized a foreign currency translation gain of $773 for the three months ended March 31, 2011, and a foreign currency translation loss of $3,196 for the three months ended March 31, 2010.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of March 31, 2011, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Continuing operations:
Loss from continuing operations	$(29,863)	$(96,560)
Total	$(29,863)	$(96,560)

Net loss	$(29,863)	$(96,560)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,056,481	16,846,972

EPS:
Basic:
Continuing operations	$(0.002)	$(0.006)
Net loss	$(0.002)	$(0.006)

Diluted
Continuing operations	$(0.002)	$(0.006)
Net loss	$(0.002)	$(0.006)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On March 31, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Note 3. Correction of Errors and Restatements

The Company has restated its consolidated balance sheet and consolidated statement of operations for the three months ended March 31, 2010 to correct errors in its accounting. As part of the company’s agreements for convertible notes sold for the three months ended March 31, 2010 the Company issued 574,425 shares of common stock valued at $80,420 based upon the closing price of our common stock at the grant date. The amount was initially recorded as an interest expense on the shares issuance date. During the Company’s December 31, 2010 audit, an adjusting entry was made to reflect the amount relating to the share issuances as a discount on the convertible notes as opposed to interest expense. Therefore, the interest expense as well as the net value of the convertible notes were reduced by the same amount. In addition, an amortization of the debt discount was recorded for $3,836 which reflects one month of amortization of debt discount in which the convertible notes were outstanding.

Total liabilities and accumulated deficit were corrected in the March 31, 2010 consolidated financial statements.

The following are the previous and corrected balances for the three months ended March 31, 2010:

March 31, 2010 Consolidated Financial Statements	Line Item	Corrected	Previously Stated

Consolidated Balance Sheet	Total Long Term Liabilities	150,886	227,470
Consolidated Balance Sheet	Total Liabilities	594,528	671,112
Consolidated Balance Sheet	Accumulated deficit	(1,305,256)	(1,381,840)
Consolidated Balance Sheet	Stockholders’ equity	226,082	149,498
Consolidated Income Statement	Other Income / (Expenses)	(20,114)	(96,697)
Consolidated Income Statement	Net Loss	(96,560)	(173,143)

Note 4.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At March 31, 2011 and December 31, 2010, the major class of property and equipment were as follows:

	March 31, 2011	December 31, 2010	Estimated useful lives
Computer/Office Equipment	$107,893	$105,436	3 years
Less: Accumulated Depreciation	(105,352)	(102,587)
Net Book Value	$2,541	$2,849

Depreciation expense was $365 and $871 for the three months ended March 31, 2011 and 2010, respectively.

Note 5.  Lease Commitments

CTS, a wholly owned subsidiary of the Company has a lease for its off-site servers at a cost of approximately $2,600 per month. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,600 minimum rental, and approximately $2,900 in utilities, realty taxes, and operating costs; for a total of approximately $5,500 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2011	$66,000	$31,200	$97,200
2012	66,000	31,200	97,200
2013	16,500	31,200	47,700
	$148,500	$93,600	$242,100

Note 6.  Business Combination

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

The amounts of revenue included in the consolidated income statement for the three months ended March 31, 2011 and March 31, 2010 are $902,951 and $663,737, respectively.

The amounts of gross earnings included in the consolidated income statement for the three months ended March 31, 2011 and March 31, 2011 are $150,079 and $123,419, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 7.  Accounts Payable and Accrued Liabilities

As of March 31, 2011 and December 31, 2010, the trade payables and accrued liabilities of the Company were $214,074 and $247,543, respectively. Of the total amount as of March 31, 2011, approximately $126,200 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business and.  Of the total amount as of December 31, 2010, approximately $128,000 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

Note 8.  Promissory Notes

On March 2, 2009, the Company entered into promissory note agreements of $234,887 with the former shareholders of CTS as part of the acquisition agreement.

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

During the three months ended March 31, 2011 the Company entered into additional promissory notes agreements with non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. For the three months ended March 31, 2011 $1,617 in accrued interest was recorded on the notes.

A summary of the Promissory Notes is as follows:

Promissory Notes at December 31, 2009	$286,650

Less: Payments in 2010	(294,002)
Added: Foreign Exchange Loss in 2010	7,352

Promissory notes at December 31, 2010	$-

Added: Proceeds from Notes issuance	77,228
Added: Accrued Interest	1,617
Less: Payments	(220)

Promissory notes at March 31, 2011	$78,625

Note 9.  Convertible Notes

The convertible notes sold by DIIC in 2010 total $419,440. The convertible notes require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased.

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  An amortization of the discount for the three months ended March 31, 2011 was $26,286.

For the three months ended March 31, 2011, $7,571 in accrued interest was recorded on the notes.

For the three months ended March 31, 2011, $8,021 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	December 31, 2010 Balance	3 Months ended March 31, 2011 Accrued Interest	3 months ended March 31, 2011 Foreign Exchange Gain/(Loss)		3 Months Ended March 31, 2011 (Payments)	3 Months Ended March 31, 2011 (Amortization of Debt Discount	March 31, 2011 Balance	Maturity date
March 1, 2010	$13,320	$432	$	n/a	$(2,250)	$1,457	$12,958	March 1, 2012
April 14, 2010	13,518	450		n/a	(2,250)	1,457	13,175	April 1, 2012
March 4, 2010	13,311	420		(406)	(2,273)	1,457	13,321	March 31, 2012
March 18, 2010	13,536	439		(423)	(2,273)	1,457	13,583	March 31, 2012
March 22, 2010	13,181	420		(406)	(2,273)	1,457	13,191	March 31, 2012
March 1, 2010	13,346	420		(406)	(2,273)	1,457	13,356	March 31, 2012
February 26, 2010	35,587	1,365		(2,632)	(7,740)	5,682	37,525	March 31, 2012
April 16, 2010	13,326	439		(423)	(2,273)	1,457	13,373	April 1, 2012
June 1, 2010	17,470	858		(1,058)	(2,733)	3,746	20,399	June 1, 2012
June 17, 2010	9,330	477		(459)	(2,273)	2,081	10,074	June 1, 2012
August 6, 2010	16,471	514		(494)	(2,273)	1,041	16,247	September 1, 2012
September 23, 2010	26,554	786		(785)	(3,636)	1,665	26,155	October 1, 2012
October 19, 2010	11,017	552		(530)	(2,273)	1,873	11,699	November 1, 2012
Total	$209,966	$7,571		$(8,021)	$(36,789)	$26,286	$215,057

Summary of the Notes is as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Convertible notes Beginning Balance	$349,066	$419,440
Less: unamortized debt discount	(112,812)	(139,098)
Convertible notes principal, net	236,254	280,342

Less: Payments in Period	(36,789)	(104,887)
Added: Foreign exchange loss	8,021	10,785
Added: Accrued interest	7,571	23,728
Total Convertible notes, net as of December 31	$215,057	$209,966

Less: Short term portion, net	171,712	45,159
Less: Shareholder short term portion, net	3,604	17,470
Long term portion, net	$39,741	$147,337

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2011	$155,063	-	(106,760)
2012 - ( Before maturity dates)	63,440	-	(32,338)
2012 - (on maturity dates) *	114,919	56,226	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$333,422	56,226	(139,098)

*All unpaid principal of $114,919, together with the balance of unpaid and accrued interest of $56,226 that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 10.  Related Party Transaction

For the three months ended March 31, 2011, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC.  The note is non-interest bearing and payable on demand.  Payment of $256 was made during the three months ended March 31, 2011.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 9 above. The note is carried in Canadian dollars and a foreign exchange loss of $1,058 was recorded for the three months ended March 31, 2011. For the three months ended March 31, 2011 $858 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at March 31, 2011, is $20,399, including accrued interest.

In August of 2010, a related party to our CEO, Mr. Geisler, has loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $118 was recorded for the three months ended March 31, 2011. Interest on the note accrues at 10% per annum. For the three months ended March 31, 2011 $165 in accrued interest was recorded and added to the note. Payments of $3,026 were made during the three months ended March 31, 2011. The balance as of March 31, 2011 is $5,617.

Summary of Related Party Notes is as follows:

	Related Party Note	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2010	8,360	7,282	17,470
Added: Accrued Interest	165	-	858
Added: Foreign Exchange Loss	118	-	1,058
Less: Payments	(3,026)	(256)	(2,733)
Added: Amortization of Debt Discount	-	-	3,746
Balance at March 31, 2011	5,617	7,026	20,399

Note 11. Major Customers

For the three months ending March 31, 2011 and 2010 Revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended March 31, 2011 and 2010 are as follow:

	Three Months ended		Three Months ended
	March 31, 2011		March 31, 2010
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$235,578	26%	$216,340	31%
Contract B	146,059	16%	156,950	23%
Contract E	305,686	34%	262,345	37%
Contract F	$127,530	14%	$-	0%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at		Balance at
	March 31, 2011		December 31, 2010
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$15,590	11%	$15,565	12%
Contract B	7,978	6%	9,999	8%
Contract E	42,420	31%	28,177	22%
Contract F	$43,419	32%	$47,320	37%

Note 12. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended March 31, 2011 and 2010 were $34,404 and $15,519, respectively.

Note 13. Legal Proceedings

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

On November 26th, 2010 the parties to the above suits entered into a full and final settlement and mutual release of all claims against each other. The terms of the settlement called for the Company to pay the Vendors $281,512 on November 26th, 2010 and a further $45,243 on January 25th, 2011 which was recorded as an accrued liability as at December 31, 2010. These amounts were paid. In addition the Company has granted an exclusion to the Non-Compete agreement with the Vendors, allowing them to pursue a Teleradiology business located solely in British Columbia, Canada and Washington State, U.S.A. The Vendors have released the Company from any further monies owed to the Vendors and returned one (1) million shares of Company stock for cancellation.

During 2010 payments made into court were deposited in a non interest bearing account, and were allocated to a restricted deposit account on the company’s financial statements. As of December 31, 2010, $238,783 of restricted deposit paid into court was applied as part of the settlement agreement and therefore, the balance of the restricted deposit account as of December 31, 2010 was $0.

Note 14.  Common Stock Transactions

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

During the third quarter of 2010, 50,000 shares, previously issued in the first quarter, were cancelled for services not rendered, valued at $6,000 based upon the closing price of our common stock at the grant date.

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

No Shares were issued in the first quarter of 2011.

Note 15. Subsequent events

No Subsequent events

The company evaluated subsequent events through the filing date of May 20, 2011.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2010.

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

CTS services include:

Ø Full PACS Networking and Compatibility *

Ø Certified Radiologists based in North America and are vetted by the hospital

Ø 24 Hour Turnaround on Non-emergency Reports

Ø One Hour Turnaround on Emergency Verbal STAT Reports

Ø References from Client Public Hospitals and Clinics on request

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

Operations

CTS

In the first quarter of 2011, the Company began servicing a new client that had signed a contract with the Company in the last quarter of 2010. In addition, the Company focused on external marketing for CTS in order to gain new clients.

Diagnostic Imaging Clinics

In the first quarter of 2011 the Company continued to explore opportunities for acquiring an MR clinic. The Company made its final required payment as outlined in the settlement agreement regarding the purchase of CTS (see Note 13 to the consolidated financial statements).

Overall Operating Results:

For the three months ended March 31, 2011 revenues from radiology services were $902,951 compared to $663,737 for the three months ended March 31, 2010, an increase of 36% or $239,214. This increase in revenues was due to new contracts obtained in the later part of 2010, and starting service for a new client hospital in January 2011.

For the three months ended March 31, 2011 cost of sales incurred were $752,872 compared to $540,318 for the three months ended March 31, 2010, an increase of 39% or $215,554. In order to increase revenues, we incurred additional costs of sales. As a percentage of revenues, our costs of sales slightly increased to 83% from 81% due to additional set up costs incurred for the three months ended March 31, 2011.

Operating expenses for the three months ended March 31, 2011 and March 31, 2010, totalled $134,216 and $196,669, respectively.

During the three months ended March 31, 2011, we incurred $29,168 in amortization and depreciation expenses, $30,198 in legal and professional fees, $11,607 in general and administrative costs, $2,407 in management fees, $840 in advertising and promotion, $27,859 for labor, and $29,238 for rent and insurance.

During the Three months ended March 31, 2010, we incurred $82,387 in amortization and depreciation expenses, $34,987 in legal and professional fees, $16,903 in general and administrative costs, $1,527 in management fees, $19,406 in advertising and promotion, $24,383 for labor, and $15,801 for rent and insurance.

The Company continues to generate positive cash flow in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock.  In 2011, the Company has continued to fund its operations and working capital with the sale of common stock.

During the past two years, the Company sold an aggregate of 4,604,582 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $669,137.  In connection with the capital raising activities, the Company paid $57,850 in certain fees and other expenses, such as professional fees and filing fees.

The Company’s operations have produced $902,951 of revenues for the three months ended March 31, 2011, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2011 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the three months ended March 31, 2011, the balance outstanding on this note was $7,062.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $1,058 was recorded for the three months ended March 31, 2011. For the three months ended March 31, 2011 $858 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at March 31, 2011, is $20,399, including accrued interest.

As of March 31, 2011, our assets totalled $520,871, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of March 31, 2011, our total liabilities consisted of accounts payable and accrued liabilities of $214,074, related party notes payable of $33,078 (net of discount), Promissory notes of $78,625, and non related party convertible notes of $194,658  (net of discount). As of March 31, 2011, we had an accumulated deficit of $1,612,924 and a working capital deficit of $304,287.

In 2010 the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates in 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements.

During the three months ended March 31, 2011 the Company issued promissory notes to non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly.

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

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to operating lease and are detailed in Note 5 to the consolidated financial statements in this 10-Q.

New Accounting Pronouncements

Diagnostic Imaging does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Diagnostic Imaging’s results of operations, financial position, or cash flow.

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of March 31, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

During the quarter ended March 31, 2011 the Company did not issue shares of common stock.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 20, 2011

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	May 20, 2011
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 20, 2011
Richard Jagodnik