Form 10-Q/A
period 2010-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2011-08-08
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 11, 2010 the Company had outstanding 18,756,781 shares of its common stock.

Item 1. Consolidated Financial Statement

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$45,199	$18,076
Accounts Receivable, net	84,587	73,390
Prepaid Expenses	5,469	-
Total Current Assets	135,255	91,466
Property and Equipment
Equipment	98,932	100,243
Less: Accumulated Depreciation	(94,468)	(93,806)
Total Property and Equipment, net	4,464	6,437
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	205,328	205,328
Less: Accumulated Amortization	(464,765)	(346,754)
Total Intangible Assets, net	535,270	653,281
Other Assets
Deposits and Prepaid Expenses	15,478	1,911
Restricted Deposits	141,435	-
Loans Receivable	24,698	-
Total Other Assets	181,611	1,911
TOTAL ASSETS	$856,600	$753,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$255,118	$223,494
Promissory Notes	138,925	286,650
Loans Payable	10,305	29,559
Note Payable – Shareholder	7,282	7,282
Total Current Liabilities	411,630	546,986
Long Term Liabilities
Convertibles note – shareholder, net	14,854	-
Convertible notes, net	132,195	-
Loans Payable	4,440	6,200
Total Long Term Liabilities	151,489	6,200
Total Liabilities	563,119	553,186
Stockholders’ Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,756,781 and 16,531,256 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	18,713	16,532
Additional Paid-In Capital	1,651,860	1,268,245
Contingent Shares	-	150,000
Comprehensive Loss Accumulated	(6,570)	(3,030)
Accumulated Deficit	(1,370,522)	(1,231,841)
Total Stockholders’ Equity (Deficit)	293,481	199,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$856,600	$753,095

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue:
Sales	$733,526	$426,252	$1,397,263	$520,691
Cost of sales	605,634	351,509	1,145,952	428,073
Gross Margin	127,892	74,743	251,311	92,618

Operating Expenses:
Advertising	1,531	97,433	20,934	198,397
Amortization	36,495	104,026	118,011	138,701
Depreciation	1,069	4,456	1,940	4,496
General and Administrative	16,892	28,585	33,795	39,926
Insurance	3,809	4,558	7,319	5,588
Labor	25,842	12,087	50,225	12,690
Legal and professional	65,516	129,386	100,503	171,182
Management fees	2,321	150,000	3,848	150,000
Rent office space	14,583	6,436	19,333	6,436
Rent Servers	7,541	-	15,082	-
Travel	940	2,193	2,218	3,533
Stock Option Expense	-	9,000	-	9,000
Total Operating Expenses	176,539	548,160	373,208	739,949
Operating Loss	(48,647)	(473,417)	(121,897)	(647,331)

Other Income and (Expenses):
Amortization of Debt Discount	(18,112)	-	(21,950)	-
Foreign Currency Gains/(Losses)	13,798		5,120	-
Interest Expense	(11,456)	(13,876)	(19,055)	(16,862)
Total Other Income/(Expenses)	(15,770)	(13,876)	(35,885)	(16,862)

Net Loss	(64,417))	(487,293)	(157,782)	(664,193)
Comprehensive Income/(Loss)	(344)	(5,178)	(3,540)	(2,643)
Total comprehensive Loss	$(64,761)	$(492,471)	$(161,322)	$(666,836)
Basic and Diluted Loss per Share	$(0.004)	$(0.030)	$(0.009)	$(0.050)
Weighted Average Shares Outstanding:
Basic and Diluted	18,273,199	14,820,588	17,564,025	12,912,918

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(157,782)	$(664,193)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,940	4,496
Stock Option Expense	-	9,000
Interest imputed on shareholder loan	364	11,124
Interest imputed on promissory notes	9,568	-
Amortization of Debt Discount	21,949	-
Shares issued for services	16,200	326,700
Amortization of Intangible Assets	118,011	138,701
Foreign currency Translation Gain/ Loss	(8,968)	-
Changes in operating assets and liabilities:
Accounts Receivable	(11,197)	(27,487)
Deposits and prepaid expenses	(19,036)	(6,911)
Accounts Payable and accrued liabilities	39,461	56,779
Loans Receivable	(24,698)	-
NET CASH USED IN OPERATING ACTIVITIES	(14,188)	(151,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	(141,435)	-
Acquisition of CTS	-	(313,185)
NET CASH USED IN INVESTING ACTIVITIES	(141,435)	(313,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	36,000	608,138
Proceeds from related party debt	42,944	19,680
Principal payments on Related Party debt	-	(58,887)
Principal payments on debt	(191,745)	(68,042)
Proceeds from debt issuance	299,087	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	186,286	500,889

Gain / (Loss) due to foreign currency translation	(3,540)	(2,643)
NET CHANGE IN CASH	27,123	33,270
CASH AT BEGINNING OF PERIOD	18,076	427
CASH AT END OF PERIOD	$45,199	$33,697
Cash paid during the year for:
Interest	$3,279	$6,578
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$150,000	$-
Purchase of business by issuing common stock	$-	$150,000
Contingent issuance of common stock on acquisition	$-	$150,000
Issuance of promissory note in connection with a business acquisition	$-	$234,889

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to consolidated statements

June 30, 2010 (Unaudited)

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

	Six Months Ended
	June 30 2010	June 30 2009
Numerator:
Continuing operations:
Loss from continuing operations	$(161,322)	$(666,836)
Total	$(161,322)	$(666,836)

Net loss	$(313,032)	$(666,836)

Denominator:
Weighted average number of shares outstanding – basic and diluted	17,564,025	12,912,918

EPS:
Basic:
Continuing operations	$(0.009)	$(0.050)
Net loss	$(0.009)	$(0.050)

Diluted
Continuing operations	$(0.009)	$(0.050)
Net loss	$(0.009)	$(0.050)

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

Note 3. Correction of Errors and Restatements

The Company has restated its consolidated balance sheet and consolidated statement of operations for the three and six months ended June 30, 2010 to correct errors in its accounting. As part of the company’s agreements for convertible notes sold for the three and six months ended June 30, 2010 the Company issued 566,100 and 1,140,525 shares of common stock valued at $93,240, and $173,660, respectively based upon the closing price of our common stock at the grant date. The amount was initially recorded as an interest expense on the shares issuance date. During the Company’s December 31, 2010 audit, an adjusting entry was made to reflect the amount relating to the share issuances as a discount on the convertible notes as opposed to interest expense. Therefore, the interest expense as well as the net value of the convertible notes were reduced by the same amount. In addition, an amortization of the debt discounts for the three and six months ended June 30, 2010 of $18,112 and $21,950 respectively was recorded.

Total liabilities and accumulated deficit were corrected in the June 30, 2010 consolidated financial statements.

The following are the previous and corrected balances for the three and six months ended June 30, 2010:

June 30, 2010 Consolidated Financial Statements	Line Item	Corrected	Previously Stated	Change

Consolidated Balance Sheet	Total Long Term Liabilities	151,489	303,199	(151,710)
Consolidated Balance Sheet	Total Liabilities	563,119	714,829	(151,710)
Consolidated Balance Sheet	Accumulated Deficit	(1,370,522)	(1,522,232)	151,710
Consolidated Balance Sheet	Stockholders’ Equity	293,481	141,771	151,710
Consolidated Three months Ended Income Statement	Other Income / (Expenses)	(15,770)	(90,898)	75,128
Consolidated Three months Ended Income Statement	Net Loss	(64,761)	(139,889)	75,128
Consolidated Six Months Ended Income Statement	Other Income / (Expenses)	(35,885)	(187,595)	151,710
Consolidated Six Months Ended Income Statement	Net Loss	(161,322)	(313,032)	151,710

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

1 Face value of promissory notes is denominated in Canadian dollars.

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

Note 9.  Convertible Notes

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $173,660.  An amortization of the discount for the six months ended June 30, 2010 was $21,950.

The Details of the Notes are as follows:

Issuance date	Principal amount	Total Debt Discount	Accrued Interest	Foreign Exchange Gain/(Loss)		Six Months Ended June 30, 2010 (Payments)	6 Months ended June 30, 2010 Amortization of Debt Discount	June 30, 2010 Balance	Maturity date
March 01, 2010	$25,000	$(11,655)	$817	$	n/a	$(2,250)	$1,942	$13,854	March 01, 2012
April 14, 2010	25,000	(11,655)	521		n/a	(1,500)	1,647	14,013	April 01, 2012
March 04, 2010	24,250	(11,655)	746		623	(2,197)	1,942	12,463	March 31, 2012
March 18, 2010	24,658	(11,655)	677		1,074	(1,458)	1,457	12,605	March 31, 2012
March 22, 2010	24,528	(11,655)	625		909	(2,197)	1,942	12,334	March 31, 2012
March 01, 2010	23,990	(11,655)	773		355	(2,197)	1,942	12,498	March 31, 2012
April 16, 2010	24,635	(11,655)	473		1,051	(1,458)	1,457	12,401	April 01, 2012
February 26, 2010	92,716	(45,455)	2,772		(30)	(22,619)	7,575	35,019	March 31, 2012
June 01, 2010	42,944	(29,970)	349		513	-	2,044	14,854	June 01, 2012
June 17, 2010	24,310	(16,650)	84		738	-	-	7,006	June 01, 2012
Total	$332,031	$(173,660)	$7,837		$5,231	$(35,876)	$21,950	$147,049

Note 10.  Related Party Transaction

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

Note 11.  Common Stock Transactions

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

Note 12. Subsequent Events

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

The company evaluated subsequent events through August 16, 2010.

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

During the second quarter our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 9 of the financial statements. The note is carried in Canadian dollars and a foreign exchange gain of $513 was recorded for the six months ended June 30, 2010. During the six months ended June 30, 2010, $349 in accrued interest was recorded on the note.

As of June 30, 2010, our assets totaled $856,600, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of June 30, 2010, our total liabilities consisted of accounts payable and accrued liabilities of $255,118, related party notes payable of $7,282, loans payable of $14,745, promissory notes of $138,925, and convertible notes of $298,759. As of June 30, 2010, we had an accumulated deficit of $1,370,522 and a working capital deficit of $276,375.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 08, 2011

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	August 08, 2011
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	August 08, 2011
Richard Jagodnik