Form 10-Q
period 2011-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2011-08-08
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011 the Company had outstanding 18,056,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.
Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$54,961	$19,671
Accounts Receivable, net	151,867	127,144
Prepaid Expenses	8,847	10,643
Total Current Assets	215,675	57,458
Property and Equipment
Equipment	108,725	105,436
Less: Accumulated Depreciation	(106,538)	(102,587)
Total Property and Equipment, net	2,187	2,849
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	105,328	105,328
Less: Accumulated Amortization	(592,799)	(535,192)
Total Intangible Assets, net	307,236	364,843
Other Assets
Deposits	5,097	4,942
Loans Receivable	2,432	581
Total Other Assets	7,529	5,523
TOTAL ASSETS	$532,627	$530,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$222,717	$247,543
Promissory Notes	80,601	-
Loans Payable	-	27,402
Loan Payable - Related Party	-	8,360
Note Payable - Shareholder	7,062	7,282
Convertible Note, net - Shareholder short term portion	16,798	-
Convertible Notes, net short term portion	157,244	45,159
Total Current Liabilities	484,422	335,746
Long Term Liabilities
Convertible note - Shareholder, net	3,965	17,470
Convertible notes, net	32,932	147,337
Total Long Term Liabilities	36,897	164,807
Total Liabilities	521,319	500,553
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,056,481 shares issued and outstanding at June 30, 2011 and December 31, 2010	18,057	18,057
Additional Paid-In Capital	1,596,110	1,595,753
Comprehensive Income / (Loss) Accumulated	33	(1,403)
Accumulated Deficit	(1,602,892)	(1,582,287)
Total Stockholders' Equity	11,308	30,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$532,627	$530,673

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue:
Sales	$968,307	$733,526	$1,871,258	$1,397,263
Less: Cost of sales	793,297	605,634	1,546,169	1,145,952
Gross Margin	175,010	127,892	325,089	251,311

Operating Expenses:
Advertising	170	1,531	1,010	20,934
Amortization	28,804	36,495	57,607	118,011
Depreciation	370	1,069	735	1,940
General and Administrative	8,147	16,892	19,754	33,795
Insurance	5,129	3,809	9,927	7,319
Labor	31,120	25,842	58,979	50,225
Legal and professional	26,922	65,516	57,120	100,503
Management fees	2,383	2,321	4,790	3,848
Rent Office Space and Servers	24,708	22,124	49,148	34,415
Travel	27	940	2,926	2,218
Total Operating Expenses	127,780	176,539	261,996	373,208
Net Income / (Loss) from Operations	47,230	(48,647)	63,093	(121,897)

Other Income and (Expenses):
Foreign Currency Gains/(Losses)	(963)	13,798	(9,850)	5,120
Amortization of Debt Discount	(26,286)	(18,112)	(52,572)	(21,950)
Interest Expense	(9,951)	(11,456)	(21,277)	(19,055)
Total Other Income/(Expenses)	(37,200)	(15,770)	(83,699)	(35,885)

Net Income / (Loss)	10,030	(64,417)	(20,606)	(157,782)
Comprehensive Income/(Loss)	664	(344)	1,436	(3,540)
Total comprehensive Loss	$10,694	$(64,761)	$(19,170)	$(161,322)
Basic and Diluted Income / (Loss) per Share	$0.001	$(0.004)	$(0.001)	$(0.009)
Weighted Average Shares Outstanding:
Basic and Diluted	18,056,481	18,273,199	18,056,481	17,564,025

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,606)	$(157,782)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	735	1,940
Accrued Interest Converted into note	18,517	-
Interest imputed on shareholder loan	357	364
Interest imputed on promissory notes	-	9,568
Amortization of debt discount	52,574	21,949
Shares issued for services	-	16,200
Amortization of Intangible Assets	57,607	118,011
Foreign currency transaction Gain/ Loss	8,050	(8,968)
Changes in operating assets and liabilities:
Accounts receivable	(24,723)	(11,197)
Deposits and prepaid expenses	1,796	(19,036)
Accounts payable and accrued liabilities	21,035	39,461
Loans receivable	(1,851)	(24,698)
NET CASH USED IN OPERATING ACTIVITIES	113,491	(14,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	(141,435)
NET CASH USED IN INVESTING ACTIVITIES	-	(141,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	36,000
Proceeds from related party debt	-	42,944
Principal payments on related party debt	(15,735)	-
Principal payments on debt	(67,866)	(191,745)
Proceeds from debt issuance	49,825	299,087
Settlement payment	(45,862)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(79,638)	186,286
Gain / (Loss) due to foreign currency translation	1,437	(3,540)
NET CHANGE IN CASH	35,290	27,123
CASH AT BEGINNING OF PERIOD	19,671	18,076
CASH AT END OF PERIOD	$54,961	$45,199

Cash paid during the year for:
Interest	$2,759	$3,279
Income Taxes	$-	$-

Non-cash financing and investing activities:
Issuance of Earn-Out shares	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to June 30, 2011 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011, and December 31, 2010 cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2011, and December 31, 2010 there was no allowance for bad debts.  As of June 30, 2011, four customers totaled approximately 80% of the total accounts receivable.   As of December 31, 2010, four customers totaled approximately 79% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of June 30, 2011, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $28,804 and $36,495 for the quarter ended June 30, 2011 and 2010, respectively.

For these assets, amortization expense over the next five years is expected to be $364,843.

Year	USD
2011	$115,213
2012	115,213
2013	115,213
2014	19,204
2015	-
$364,843

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the quarter ended June 30, 2011, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are  renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

On December 31, 2010 an impairment loss of $100,000 was recorded against the carrying value of the company’s purchased intangibles is reflected in the reduced value of the non-compete agreement.

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 years

Equipment

2 to 5 years

Hospital Contracts

5 years

Non compete Contract

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the quarter ended June 30, 2011.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended June 30, 2011.

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

The Company recognized a foreign currency loss on transactions from operations of $963, and a foreign currency gain of $13,798 for the three months ended June 30, 2011 and June 30, 2010, respectively.

The Company recognized a foreign currency translation gain of $664 for the three months ended June 30, 2011, and a foreign currency translation loss of $344 for the three months ended June 30, 2010.

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

Net Income / (Loss) Per Share

The Company follows the provisions of ASC Topic 260, formerly SFAS No. 128, Earnings per Share.  Basic net Income /( loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2011, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	June 30,	June 30,
	2011	2010
Numerator:
Continuing operations:
Net Income /(Loss) from continuing operations	$10,694	$(64,761)
Total	$10,694	$(64,761)

Net Income / (loss)	$10,694	$(64,761)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,056,481	18,273,199

EPS:
Basic:
Income / (Loss) from Continuing operations	$0.001	$(0.004)
Net Income /(loss)	$0.001	$(0.004)

Diluted
Income / (Loss) from Continuing operations	$0.001	$(0.004)
Net Income / (loss)	$0.001	$(0.004)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On June 30, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At June 30, 2011 and December 31, 2010, the major class of property and equipment were as follows:

	June 30, 2011	December 31, 2010	Estimated useful lives
Computer/Office Equipment	$108,725	$105,436	3 years
Less: Accumulated Depreciation	(106,538)	(102,587)
Net Book Value	$2,187	$2,849

Depreciation expense was $370 and $1,069 for the three months ended June 30, 2011 and 2010, respectively.

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

On December 31, 2010 a reduction of $100,000 in the carrying value of the Non-compete agreement was recorded and discussed above in the Intangibles assets disclosure in Note 1.

The amounts of revenue included in the consolidated income statement for the quarter ended June 30, 2011 and June 30, 2010 are $968,307 and $733,526, respectively.

The amounts of gross margin included in the consolidated income statement for the quarter ended June 30, 2011 and June 30, 2010 are $175,010 and $127,892, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 6.  Accounts Payable and Accrued Liabilities

As of June 30, 2011 and December 31, 2010, the trade payables and accrued liabilities of the Company were $222,717 and $247,543, respectively. Of the total amount as of June 30, 2011, approximately $140,478 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business and.  Of the total amount as of December 31, 2010, approximately $128,000 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

Note 7.  Promissory Notes

On March 2, 2009, the Company entered into promissory note agreements of $234,887 with the former shareholders of CTS as part of the acquisition agreement.  On March 2, 2010 the Company paid $145,869 towards the balance of the outstanding promissory notes. A foreign exchange loss of $626 was recorded on the payment towards these notes. As part of the settlement agreement between the Company and the previous owners of CTS, the remaining balance of the promissory notes of $148,134 was paid and the notes were eliminated from the company’s books against funds previously paid into court by DIIC. During 2010 a total of $7,352 in foreign currency loss was recorded against the balance of the notes to adjust to the value on the Balance sheet date.

During the six months ended June 30, 2011 the Company entered into additional promissory notes agreements with non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. For the six months ended June 30, 2011 $3,593 in accrued interest was recorded on the notes.

A summary of the Promissory Notes is as follows:

Promissory Notes at January 1, 2010	$286,650

Less: Payments in 2010	(294,002)
Added: Foreign Exchange Loss in 2010	7,352

Promissory notes at December 31, 2010	$-

Added: Proceeds from Notes issuance	77,228
Added: Accrued Interest	3,593
Less: Payments	(220)

Promissory notes at June 30, 2011	$80,601

Note 8.  Convertible Notes

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  An amortization of the discount for the six months ended June 30, 2011 was $50,574.

For the six months ended June 30, 2011, $14,482 in accrued interest was recorded on the notes.

For the six months ended June 30, 2011, $8,499 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	December 31, 2010 Balance	6 Months ended June 30, 2011 Accrued Interest	6 months ended June 30, 2011 Foreign Exchange Gain/(Loss)		6 Months Ended June, 2011 (Payments)	6 Months Ended June 30, 2011 (Amortization of Debt Discount	June 30, 2011 Balance	Maturity date

March 1, 2010	$13,320	$812	$	n/a	$(4,500)	$2,914	$12,546	March 1, 2012
April 14, 2010	13,518	849		n/a	(4,500)	2,914	12,781	April 1, 2012
March 4, 2010	13,311	796		(434)	(4,609)	2,914	12,846	March 31, 2012
March 18, 2010	13,536	835		(482)	(4,609)	2,914	13,157	March 31, 2012
March 22, 2010	13,181	796		(450)	(4,609)	2,914	12,732	March 31, 2012
March 1, 2010	13,346	796		(418)	(4,609)	2,914	12,865	March 31, 2012
February 26, 2010	35,587	2,579		(2,585)	(15,638)	11,364	36,476	March 31, 2012
April 16, 2010	13,326	840		(480)	(4,609)	2,914	12,951	April 1, 2012
June 1, 2010	17,470	1,640		(1,098)	(6,938)	7,493	20,762	June 1, 2012
June 17, 2010	9,330	911		(508)	(4,609)	4,163	10,303	June 1, 2012
August 6, 2010	16,471	988		(555)	(4,609)	2,083	15,488	September 1, 2012
September 23, 2010	26,554	1,575		(887)	(6,135)	3,330	26,211	October 1, 2012
October 19, 2010	11,017	1,064		(601)	(4,609)	3,747	11,821	November 1, 2012
Total	$209,966	$14,482		$(8,499)	$(74,583)	$52,575	$210,939

Summary of the Notes is as follows:

	June 30, 2011	December 31, 2010
Convertible notes Beginning Balance	$349,064	$419,440
Less: unamortized debt discount	(86,523)	(139,098)
Convertible notes principal, net	262,541	280,342

Less: Payments in Period	(74,583)	(104,887)
Added: Foreign exchange loss	8,499	10,785
Added: Accrued interest	14,482	23,728
Total Convertible notes, net	$210,939	$209,966

Less: Short term portion, net	157,244	45,159
Less: Shareholder short term portion, net	16,798	17,470
Long term portion, net	$36,897	$147,337

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2011	$78,064	-	(52,575)
2012 - ( Before maturity dates)	115,600	-	(33,951)
2012 - (On maturity dates) *	120,889	56,610	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$314,553	56,610	(86,526)

*All unpaid principal of $120,889, together with the balance of unpaid and accrued interest of $56,610 that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 9.  Related Party Transactions

For the six months ended June 30, 2011, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC.  The note is non-interest bearing and payable on demand.  Payment of $256 was made during the six months ended June 30, 2011.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange loss of $1,098 was recorded for the six months ended June 30, 2011. For the six months ended June 30, 2011 $1,640 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at June 30, 2011, is $20,762, including accrued interest.

In August of 2010, a related party to our CEO, Mr. Geisler, has loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $223 was recorded for the six months ended June 30, 2011. Interest on the note accrues at 10% per annum. For the six months ended June 30, 2011 $214 in accrued interest was recorded and added to the note. Payments of $8,797 were made during the six months ended June 30, 2011. The note was paid out in full by June 28, 2011.

Summary of Related Party Notes is as follows:

	Related Party Note	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2010	8,360	7,282	17,470
Added: Accrued Interest	214	-	1,640
Added: Foreign Exchange Loss	223	-	1,098
Less: Payments	(8,797)	(220)	(6,938)
Added: Amortization of Debt Discount	-	-	7,492
Balance at June 30, 2011	-	7,062	20,762

Note 10. Major Customers

For the three months ending June 30, 2011 and 2010 revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended June 30, 2011 and 2010 are as follow:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$244,388	25%	$186,952	24%
Contract B	161,286	17%	150,101	19%
Contract E	133,457	33%	276,695	36%
Contract F	$318,102	14%	$150,546	19%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at June 30, 2011		Balance at December 31, 2010
	Accounts Receivable	Accounts Receivable	Accounts Receivable	Accounts Receivable
Customers	Closing Balance	Percentage	Closing Balance	Percentage
Contract A	$15,590	11%	$15,565	12%
Contract B	7,978	7%	9,999	8%
Contract E	42,420	33%	28,177	22%
Contract F	$43,419	28%	$47,320	37%

Note 11. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended June 30, 2011 and 2010 were $21,207 and $18,318, respectively.

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

Note 13.  Common Stock Transactions

No Shares were issued for the six months ended June 30, 2011.

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

Note 14. Subsequent events

No Subsequent events

The company evaluated subsequent events through July 29, 2011, the date the financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the six and three months ended June 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Ø Certified Radiologists based in North America and are vetted by the hospital.

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

Employees

DIIC currently has three full time employees and one part time employee who are the Chief Executive Officer, the Controller, the sales representative, and the Chief Financial Officer, respectively. In addition the Company employs many contractors who are radiologists, accountants, business development consultants, clerical staff and IT professionals. While we expand our CTS subsidiary we expect to hire additional employees.

Operations

CTS

In the second quarter of 2011 the company focused on sales of CTS service to new hospitals. In the first quarter of 2011, the Company began servicing a new client that had signed a contract with the Company in the last quarter of 2010. In addition, the Company focused on external marketing for CTS in order to gain new clients.

Diagnostic Imaging Clinics

In the second quarter of 2011 the company continued to look for an acquisition that meets a certain criteria. The Company continues these efforts.  In the first quarter of 2011 the Company continued to explore opportunities for acquiring an MR clinic. The Company made its final required payment as outlined in the settlement agreement regarding the purchase of CTS (see Note 12 to the consolidated financial statements).

Overall Operating Results:

For the quarter ended June 30, 2011 revenues from radiology services were $968,307 compared to $733,526 for the quarter ended June 30, 2010, an increase of 32% or $239,214. This increase in revenues was due to an increase in demand for radiology services from existing clients.

For the quarter ended June 30, 2011 cost of sales incurred were $793,297 compared to $605,634 for the quarter ended June 30, 2010, an increase of 31% or $187,663. In order to increase revenues, we incurred additional costs of sales. As a percentage of revenues, our costs of sales remained constant at 82% for the quarter ended June 30, 2011 and 2010.

Operating expenses for the quarter ended June 30, 2011 and June 30, 2010, totaled $127,780 and $176,539, respectively.

During the quarter  ended June 30, 2011, we incurred $29,174 in amortization and depreciation expenses, $26,922 in legal and professional fees, $8,147 in general and administrative costs, $2,383 in management fees, $170 in advertising and promotion, $31,120 for labor, and $29,837 for rent and insurance.

During the quarter ended June 30, 2010, we incurred $37,564 in amortization and depreciation expenses, $65,516 in legal and professional fees, $16,892 in general and administrative costs, $2,321 in management fees, $1,531 in advertising and promotion, $25,842 for labor, and $25,933 for rent and insurance.

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

During the past two years, the Company sold an aggregate of 550,000 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $61,000.

The Company’s operations have produced $968,307 of revenues for the quarter ended June 30, 2011, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2011 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the quarter ended June 30, 2011, the balance outstanding on this note was $7,062.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange loss of $1,098 was recorded for the six months ended June 30, 2011. For the six months ended June 30, 2011 $1,640 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at June 30, 2011, is $20,762, including accrued interest.

As of June 30, 2011, our assets totaled $532,627, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of June 30, 2011, our total liabilities consisted of accounts payable and accrued liabilities of $222,717, related party notes payable of $20,762 (net of discount), Promissory notes of $80,601, and non related party convertible notes of $190,174 (net of discount). As of June 30, 2011, we had an accumulated deficit of $1,602,892 and a working capital deficit of $268,745.

In 2010 the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates in 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. A detailed schedule of the Notes is presented in Note 8 to the consolidated financial statements.

During the six months ended June 30, 2011 the Company issued promissory notes to non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of June 30, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

During the quarter ended June 30, 2011 the Company did not issue shares of common stock.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.

Description

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation

101.DEF

XBRL Taxonomy Extension Definition

101.LAB

XBRL Taxonomy Extension Labels

101.PRE

XBRL Taxonomy Extension Presentation

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