Form 10-Q/A
period 2010-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2011-11-14
CIK 1370804

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

As of November 01, 2011 the Company had outstanding 18,106,481 shares of its common stock.

Item 1. Consolidated Financial Statement

Diagnostic Imaging International Corp.
Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$73,104	$18,076
Accounts Receivable, net	123,583	73,390
Prepaid Expenses	7,120	-
Total Current Assets	203,807	91,466
Property and Equipment
Equipment	101,867	100,243
Less: Accumulated Depreciation	(98,330)	(93,806)
Total Property and Equipment, net	3,537	6,437
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	205,328	205,328
Less: Accumulated Amortization	(501,261)	(346,754)
Total Intangible Assets, net	498,774	653,281
Other Assets
Deposits	5,259	1,911
Restricted Deposits	182,081	-
Loans Receivable	25,436	-
Total Other Assets	212,776	1,911
TOTAL ASSETS	$918,894	$753,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$286,604	$223,498
Promissory Notes	143,080	286,650
Loans Payable	15,186	29,559
Note Payable - Shareholder	7,282	7,282
Total Current Liabilities	452,152	546,986
Long Term Liabilities
Convertible note - shareholder, net	16,984	-
Convertible notes, net	177,770	-
Loans Payable	12,042	6,200
Total Long Term Liabilities	206,796	6,200
Total Liabilities	658,948	553,186
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,973,231 and 16,531,256 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	18,928	16,532
Additional Paid-In Capital	1,676,015	1,268,245
Contingent Shares	-	150,000
Comprehensive Loss Accumulated	(3,930)	(3,030)
Accumulated Deficit	(1,431,067)	(1,231,841)
Total Stockholders' Equity	259,946	199,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$918,894	$753,095

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue:
Sales	$831,894	$558,350	$2,229,157	$1,079,041
Cost of sales	683,817	451,901	1,829,769	879,974
Gross Margin	148,077	106,449	399,388	199,067

Operating Expenses:
Advertising	16,314	1,216	37,248	199,613
Amortization	36,496	104,026	154,507	242,728
Depreciation	1,041	2,224	2,981	6,719
General and Administrative	10,180	28,128	43,975	67,551
Insurance	4,823	2,679	12,142	8,267
Labor	33,848	13,382	84,073	26,072
Legal and professional	32,795	52,863	133,298	224,045
Management fees	2,292	11,000	6,140	161,000
Rent Office Space	15,297	10,405	34,630	16,841
Rent Servers	7,508	1,040	22,590	1,543
Travel	662	19	2,880	3,552
Stock Option Expense	-	-	-	9,000
Total Operating Expenses	161,256	226,982	534,464	966,931
Operating Loss	(13,179)	(120,533)	(135,076)	(767,864)

Other Income and (Expenses):
Amortization of Debt Discount	(22,955)	-	(44,904)
Other Income	-	17,597	-	17,597
Foreign Currency Gains/(Losses)	(12,362)	(64,251)	(7,242)	(64,251)
Interest Expense	(12,623)	(9,594)	(31,679)	(26,456)
Total Other Income/(Expenses)	(47,940)	(56,248)	(83,825)	(73,110)

Net Loss	(61,119)	(176,781)	(218,902)	(840,974)
Comprehensive Income/(Loss)	2,640	366	(900)	366
Total comprehensive Loss	$(58,479)	$(176,415)	$(219,802)	$(840,608)
Basic and Diluted Loss per Share	$(0.003)	$(0.011)	$(0.012)	$(0.060)
Weighted Average Shares Outstanding: Basic and Diluted	18,802,024	16,364,223	17,981,226	14,075,892

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$(218,902)	$(840,974)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	2,981	6,719
Stock Option Expense	-	9,000
Interest imputed on shareholder loan	546	18,693
Interest imputed on promissory notes	13,112
Amortization of Debt Discount	44,906	-
Shares issued for services	15,200	348,700
Amortization of Intangible Assets	154,507	242,728
Foreign currency Translation Gain/ Loss	4,434	64,251
Changes in operating assets and liabilities:
Accounts Receivable	(50,193)	(47,220)
Deposits and prepaid expenses	(10,468)	1,291
Accounts Payable and accrued liabilities	78,526	60,188
Loans Receivable	(25,436)	-
NET CASH USED IN OPERATING ACTIVITIES	9,213	(136,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	(182,081)	-
Acquisition of CTS	-	(313,185)
NET CASH USED IN INVESTING ACTIVITIES	(182,081)	(313,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	36,000	633,137
Proceeds from related party debt	54,306	44,112
Principal payments on Related Party debt	(3,869)	(89,875)
Principal payments on debt	(219,860)	(113,285)
Proceeds from debt issuance	362,219	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	228,796	474,089
Gain / (Loss) due to foreign currency translation	(900)	369
NET CHANGE IN CASH	55,028	24,649
CASH AT BEGINNING OF PERIOD	18,076	428
CASH AT END OF PERIOD	$73,104	$25,077
Cash paid during the year for:
Interest	$4,238	$7,763
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$150,000	$-
Purchase of business by issuing common stock	$-	$150,000
Contingent issuance of common stock on acquisition	$-	$150,000
Issuance of promissory note in connection with a business acquisition	$-	$234,887

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

	Nine Months Ended
	September 30, 2010	September 30, 2009
Numerator:
Continuing operations:
Loss from continuing operations	$(219,802)	$(840,608)
Total	$(219,802)	$(840,608)

Net loss	$(219,802)	$(840,608)

Denominator:
Weighted average number of shares outstanding – basic and diluted	17,981,226	14,075,892

EPS:
Basic:
Continuing operations	$(0.012)	$(0.060)
Net loss	$(0.012)	$(0.060)

Diluted
Continuing operations	$(0.012)	$(0.060)
Net loss	$(0.012)	$(0.060)

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

Note 3. Correction of Errors and Restatements

The Company has restated its consolidated balance sheet and consolidated statement of operations for the three and nine months ended September 30, 2010 to correct errors in its accounting. As part of the company’s agreements for convertible notes sold for the three and nine months ended September 30, 2010 the Company issued 216,450 and 1,356,975 shares of common stock valued at $21,645, and $195,305, respectively based upon the closing price of our common stock at the grant date. The amount was initially recorded as an interest expense on the shares issuance date. During the Company’s December 31, 2010 audit, an adjusting entry was made to reflect the amount relating to the share issuances as a discount on the convertible notes as opposed to interest expense. Therefore, the interest expense as well as the net value of the convertible notes were reduced by the same amount. In addition, an amortization of the debt discounts for the three and nine months ended September 30, 2010 of $22,955 and $44,906 respectively was recorded.

Total liabilities and accumulated deficit were corrected in the September 30, 2010 consolidated financial statements.

The following are the previous and corrected balances for the three and nine months ended September 30, 2010:

September 30, 2010 Consolidated Financial Statements	Line Item	Corrected	Previously Stated	Change

Consolidated Balance Sheet	Total Long Term Liabilities	206,796	357,196	(150,400)
Consolidated Balance Sheet	Total Liabilities	658,948	809,348	(150,400)
Consolidated Balance Sheet	Accumulated Deficit	(1,431,067)	(1,581,467)	150,400
Consolidated Balance Sheet	Stockholders’ Equity	259,946	109,546	150,400
Consolidated Three months Ended Income Statement	Other Income / (Expenses)	(47,940)	(46,630)	(1,310)
Consolidated Three months Ended Income Statement	Net Loss	(61,119)	(59,809)	(1,310)
Consolidated Nine Months Ended Income Statement	Other Income / (Expenses)	(83,825)	(234,225)	150,400
Consolidated Nine Months Ended Income Statement	Net Loss	(218,902)	(370,201)	150,400

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $195,305.  An amortization of the discount for the nine months ended September 30, 2010 was $44,905.

1 Face value of promissory notes is denominated in Canadian dollars.

The Details of the Notes are as follows:

Issuance date	Principal amount	Total Debt Discount	Accrued Interest	Foreign Exchange Gain/(Loss)		Nine Months Ended September 30, 2010 (Payments)	Nine Months ended September 30, 2010 Amortization of Debt Discount	September 30, 2010 Balance	Maturity date
March 01, 2010	$25,000	$(11,655)	$1,372	$	n/a	$(4,500)	$3,399	$13,616	March 01, 2012
April 14, 2010	25,000	(11,655)	1,095		n/a	(3,750)	3,104	13,794	April 01, 2012
March 04, 2010	24,250	(11,655)	1,261		4	(4,338)	3,399	12,913	March 31, 2012
March 18, 2010	24,658	(11,655)	1,210		434	(3,599)	2,914	13,094	March 31, 2012
March 22, 2010	24,528	(11,655)	1,140		290	(4,338)	3,399	12,784	March 31, 2012
March 01, 2010	23,990	(11,655)	1,288		(264)	(4,338)	3,399	12,948	March 31, 2012
April 16, 2010	24,635	(11,655)	4,492		(2,180)	(32,058)	13,257	851	April 01, 2012
February 26, 2010	92,716	(45,455)	1,006		411	(3,598)	2,914	47,172	March 31, 2012
June 01, 2010	42,944	(29,970)	1,374		(714)	(3,868)	5,790	16,984	June 01, 2012
June 17, 2010	24,310	(16,650)	653		78	(2,141)	2,082	8,176	June 01, 2012
August 06,2010	24,335	(8,325)	354		83	(705)	693	16,269	September 01, 2012
September 23,2010	38,796	(13,320)	74		(48)	-	555	26,153	October 01, 2012
Total	$395,162	$(195,305)	$15,319		$(1,906)	$(67,234)	$44,905	$194,754

Note 10.  Related Party Transaction

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

Note 12. Subsequent Events

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

The company evaluated subsequent events through November 15, 2010.

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

During the second quarter our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 9 of the financial statements. The note is carried in Canadian dollars and a foreign exchange loss of $714 was recorded for the nine months ended September 30, 2010. $1,374 in accrued interest was recorded on the note and payments of $3,868 were made during the nine months ended September 30, 2010,

As of September 30, 2010, our assets totaled $918,894, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of September 30, 2010, our total liabilities consisted of accounts payable and accrued liabilities of $286,604, related party notes payable of $7,282, loans payable of $27,228, promissory notes of $143,080, and convertible notes of $194,754. As of September 30, 2010, we had an accumulated deficit of $1,431,067 and a working capital deficit of $248,345.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	November 14, 2011

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	November 14, 2011
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	November 14, 2011
Richard Jagodnik