Form 10-Q
period 2011-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2011-11-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.
Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$42,445	$19,671
Accounts Receivable, net	134,443	127,144
Prepaid Expenses	7,008	10,643
Total Current Assets	183,896	157,458
Property and Equipment
Equipment	100,982	105,436
Less: Accumulated Depreciation	(99,286)	(102,587)
Total Property and Equipment, net	1,696	2,849
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	105,328	105,328
Less: Accumulated Amortization	(621,603)	(535,192)
Total Intangible Assets, net	278,432	364,843
Other Assets
Deposits	4,828	4,942
Loans Receivable	817	581
Total Other Assets	5,645	5,523
TOTAL ASSETS	$469,669	$530,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$160,963	$247,543
Promissory Notes	82,650	-
Loans Payable	-	27,402
Loan Payable - Related Party	-	8,360
Note Payable - Shareholder	7,062	7,282
Convertible Note – Shareholder, net short term portion	13,178	-
Convertible Notes, net short term portion	129,257	45,159
Total Current Liabilities	393,110	335,746
Long Term Liabilities
Convertible note - Shareholder, net	4,632	17,470
Convertible notes, net	40,159	147,337
Total Long Term Liabilities	44,791	164,807
Total Liabilities	437,901	500,553
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, and 18,056,481 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	18,107	18,057
Additional Paid-In Capital	1,597,236	1,595,753
Comprehensive Loss Accumulated	(4,833)	(1,403)
Accumulated Deficit	(1,578,742)	(1,582,287)
Total Stockholders' Equity	31,768	30,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$469,669	$530,673

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue:
Sales	$957,775	$831,894	$2,829,033	$2,229,157
Less: Cost of sales	782,984	683,817	2,329,153	1,829,769
Gross Margin	174,791	148,077	499,880	399,388

Operating Expenses:
Advertising	164	16,314	1,174	37,248
Amortization	28,803	36,496	86,410	154,507
Depreciation	367	1,041	1,102	2,981
General and Administrative	13,405	10,180	33,159	43,975
Insurance	5,274	4,823	15,201	12,142
Labor	39,647	33,848	98,626	84,073
Legal and professional	12,927	32,795	70,047	133,298
Management fees	2,489	2,292	7,279	6,140
Rent Office Space and Servers	24,429	22,805	73,577	57,220
Travel	1,507	662	4,433	2,880
Total Operating Expenses	129,012	161,256	391,008	534,464
Net Gain / (Loss) from Operations	45,779	(13,179)	108,872	(135,076)

Other Income and (Expenses):
Foreign Currency Gains/(Losses)	13,508	(12,362)	3,658	(7,242)
Amortization of Debt Discount	(26,287)	(22,955)	(78,859)	(44,904)
Interest Expense	(8,851)	(12,623)	(30,128)	(31,679)
Total Other Income/(Expenses)	(21,630)	(47,940)	(105,329)	(83,825)

Net Income / (Loss)	24,149	(61,119)	3,543	(218,902)
Comprehensive Income/(Loss)	(4,866)	2,640	(3,430)	(900)
Total comprehensive Income/ (Loss)	$19,283	$(58,479)	$113	$(219,802)
Basic and Diluted Income / (Loss) per Share	$0.001	$(0.003)	$0.000	$(0.012)
Weighted Average Shares Outstanding:
Basic and Diluted	18,072,242	18,802,024	18,061,792	17,981,226

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$3,543	$(218,902)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,102	2,981
Accrued Interest Converted into note	26,194	-
Interest imputed on shareholder loan	535	546
Interest imputed on promissory notes	-	13,112
Amortization of Debt Discount	78,859	44,906
Shares issued for services	1,000	15,200
Amortization of Intangible Assets	86,410	154,507
Foreign currency transaction Gain/ Loss	(6,003)	4,434
Changes in operating assets and liabilities:
Accounts Receivable	(7,299)	(50,193)
Deposits and prepaid expenses	3,749	(10,468)
Accounts Payable and accrued liabilities	(40,718)	78,526
Loans Receivable	(236)	(25,436)
NET CASH PROVIDED BY OPERATING ACTIVITIES	147,136	9,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	-	(182,081)
NET CASH USED IN INVESTING ACTIVITIES	-	(182,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	36,000
Proceeds from related party debt	-	54,306
Principal payments on Related Party debt	(21,240)	(3,869)
Principal payments on debt	(103,655)	(219,860)
Proceeds from debt issuance	49,825	362,219
Settlement payment	(45,862)	-
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	(120,932)	228,796
Loss due to foreign currency translation	(3,430)	(900)
NET CHANGE IN CASH	22,774	55,028
CASH AT BEGINNING OF PERIOD	19,671	18,076
CASH AT END OF PERIOD	$42,445	$73,104

Cash paid during the year for:
Interest	$3,934	$4,238
Income Taxes	$-	$-

Non-cash financing and investing activities:
Issuance of Earn-Out shares	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

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

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. (CTS), Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ accumulated earnings prior to the date of acquisition March 02, 2009 were not included in the consolidated Balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to September 30, 2011 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, and December 31, 2010 cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2011, and December 31, 2010 there was no allowance for bad debts.  As of September 30, 2011, four customers totaled approximately 84% of the total accounts receivable.   As of December 31, 2010, four customers totaled approximately 79% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of September 30, 2011, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $28,803 and $36,496 for the quarter ended September 30, 2011 and 2010, respectively.

For these assets, amortization expense over the next five years is expected to be $278,432.

Year	USD
2011	$28,802
2012	115,213
2013	115,213
2014	19,204
2015	-
$278,432

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the quarter ended September 30, 2011, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are  renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are, each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the quarter ended September 30, 2011.

The Company recognized stock-based compensation expenses from stock granted to employees for the three months ended September 30, 2011 of $1,000.

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

The Company recognized a foreign currency gain on transactions from operations of $13,508, and a foreign currency loss of $12,362 for the three months ended September 30, 2011 and September 30, 2010, respectively.

The Company recognized a foreign currency translation loss of $4,866 for the three months ended September 30, 2011, and a foreign currency translation gain of $2,640 for the three months ended September 30, 2010.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of September 30, 2011, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30,	September 30,
	2011	2010
Numerator:
Continuing operations:
Net Income /(Loss) from continuing operations	$19,283	$(58,479)
Total	$19,283	$(58,479)

Net Income / (loss)	$19,283	$(58,479)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,072,242	18,802,024

EPS:
Basic:
Income / (Loss) from Continuing operations	$0.001	$(0.003)
Net Income /(loss)	$0.001	$(0.003)

Diluted
Income / (Loss) from Continuing operations	$0.001	$(0.003)
Net Income / (loss)	$0.001	$(0.003)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At September 30, 2011 and December 31, 2010, the major class of property and equipment were as follows:

	September 30, 2011	December 31, 2010	Estimated useful lives
Computer/Office Equipment	$100,982	$105,436	3 years
Less: Accumulated Depreciation	(99,286)	(102,587)
Net Book Value	$1,696	$2,849

Depreciation expense was $367 and $1,041 for the three months ended September 30, 2011 and 2010, respectively.

Note 4.  Lease Commitments

CTS, a wholly owned subsidiary of the Company has a lease for its off-site servers at a cost of approximately $2,400 per month. This lease was accounted for as an operating lease and will expire in June of 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,400 minimum rental, and approximately $2,800 in utilities, realty taxes, and operating costs; for a total of approximately $5,200 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2011	$62,400	$28,800	$91,200
2012	62,400	28,800	91,200
2013	15,600	28,800	44,400
	$140,400	$86,400	$226,800

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

This purchase has been accounted for as a business purchase pursuant to the new business combination standard adopted in 2009.  The 500,000 shares issued pursuant to the acquisition were valued based on the closing price of our common stock and recognized at the date of the announcement.  An additional 500,000 shares, also valued based upon the closing price, was contingent consideration whose issuance was based upon revenue targets.  The contingent consideration of 500,000 shares was paid on February 26, 2010 as revenues for the year ended December 31, 2009 reached 90% of pre-acquisition levels.

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

The amounts of revenue included in the consolidated income statement for the quarter ended September 30, 2011 and September 30, 2010 are $957,775 and $831,894, respectively.

The amounts of gross margin included in the consolidated income statement for the quarter ended September 30, 2011 and September 30, 2010 are $174,791 and $148,077, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $2,892 have been charged directly to operations and are included in legal and professional expenses in the 2009 consolidated income statement.

Note 6.  Accounts Payable and Accrued Liabilities

As of September 30, 2011 and December 31, 2010, the trade payables and accrued liabilities of the Company were $160,963 and $247,543, respectively. Of the total amount as of September 30, 2011, approximately $87,700 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business and.  Of the total amount as of December 31, 2010, approximately $128,000 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

During the nine months ended September 30, 2011 the Company entered into additional promissory notes agreements with non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. For the nine months ended September 30, 2011 $5,642 in accrued interest was recorded on the notes.

A summary of the Promissory Notes is as follows:

Promissory Notes at January 1, 2010	$286,650

Less: Payments in 2010	(294,002)
Added: Foreign Exchange Loss in 2010	7,352

Promissory notes at December 31, 2010	$-

Added: Proceeds from Notes issuance	77,228
Added: Accrued Interest	5,642
Less: Payments	(220)

Promissory notes at September 30, 2011	$82,650

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  An amortization of the discount for the nine months ended September 30, 2011 was $78,859.

For the nine months ended September 30, 2011, $20,340 in accrued interest was recorded on the notes.

For the nine months ended September 30, 2011, $6,064 in foreign currency gain was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	December 31, 2010 Balance	9 Months ended September 30, 2011 Accrued Interest	9 months ended September 30, 2011 Foreign Exchange Gain/(Loss)		9 Months Ended September, 2011 (Payments)	9 Months Ended September 30, 2011 (Amortization of Debt Discount	September 30, 2011 Balance	Maturity date

March 1, 2010	$13,320	$1,140	$	n/a	$(6,750)	$4,371	$12,081	March 1, 2012
April 14, 2010	13,518	1,196		n/a	(6,750)	4,371	12,335	April 1, 2012
March 4, 2010	13,311	1,110		448	(6,940)	4,371	11,404	March 31, 2012
March 18, 2010	13,536	1,167		470	(6,940)	4,371	11,664	March 31, 2012
March 22, 2010	13,181	1,110		437	(6,940)	4,371	11,285	March 31, 2012
March 1, 2010	13,346	1,110		456	(6,940)	4,371	11,431	March 31, 2012
February 26, 2010	35,587	3,579		277	(23,306)	17,045	32,628	March 31, 2012
April 16, 2010	13,326	1,171		465	(6,940)	4,371	11,463	April 1, 2012
June 1, 2010	17,470	2,307		762	(12,444)	11,239	17,810	June 1, 2012
June 17, 2010	9,330	1,282		448	(6,940)	6,244	9,468	June 1, 2012
August 6, 2010	16,471	1,397		622	(6,940)	3,123	13,429	September 1, 2012
September 23, 2010	26,554	2,260		983	(11,112)	4,995	21,714	October 1, 2012
October 19, 2010	11,017	1,511		696	(6,940)	5,619	10,511	November 1, 2012
Total	$209,966	$20,340		$6,064	$(115,882)	$78,859	$187,223

Summary of the Notes is as follows:

	September 30, 2011	December 31, 2010
Convertible notes Beginning Balance	$349,066	$419,440
Less: unamortized debt discount	(60,237)	(139,098)
Convertible notes principal, net	288,829	280,342

Less: Payments in Period	(115,882)	(104,887)
Added: Foreign exchange loss	(6,064)	10,785
Added: Accrued interest	20,340	23,728
Total Convertible notes, net	$187,223	$209,966

Less: Short term portion, net	129,257	45,159
Less: Shareholder short term portion, net	13,178	17,470
Long term portion, net	$44,791	$147,337

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2011	$36,555	-	(26,286)
2012 - ( Before maturity dates)	164,778	-	(33,951)
2012 - (On maturity dates) *	113,220	46,200	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$314,553	46,200	(60,237)

*All unpaid principal of $113,220, together with the balance of unpaid and accrued interest of $46,200 that will be due on maturity can be converted into shares by the holder as set in the conditions of the convertible notes agreement and discussed above.

Note 9.  Related Party Transactions

For the nine months ended September 30, 2011, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC.  The note is non-interest bearing and payable on demand.  Payment of $256 was made during the nine months ended September 30, 2011.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange gain of $762 was recorded for the nine months ended September 30, 2011. For the nine months ended September 30, 2011 $2,307 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at September 30, 2011, is $17,810, including accrued interest.

In August of 2010, a related party to our CEO, Mr. Geisler, has loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $223 was recorded for the nine months ended September 30, 2011. Interest on the note accrues at 10% per annum. For the nine months ended September 30, 2011 $214 in accrued interest was recorded and added to the note. Payments of $8,797 were made during the nine months ended September 30, 2011. The note was paid out in full by June 28, 2011.

Summary of Related Party Notes is as follows:

	Related Party Note	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2010	$8,360	$7,282	$17,470
Added: Accrued Interest	214	-	2,307
Added: Foreign Exchange Loss /(Gain)	223	-	(762)
Less: Payments	(8,797)	(220)	(12,444)
Added: Amortization of Debt Discount	-	-	11,239
Balance at September 30, 2011	$-	$7,062	$17,810

Note 10. Major Customers

For the three months ending September 30, 2011 and 2010 revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended September 30, 2011 and 2010 are as follow:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$250,621	26%	$205,589	23%
Contract B	156,871	16%	163,288	19%
Contract E	281,856	29%	296,437	34%
Contract F	$133,357	14%	$160,175	18%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at September 30, 2011		Balance at December 31, 2010
	Accounts Receivable	Accounts Receivable	Accounts Receivable	Accounts Receivable
Customers	Closing Balance	Percentage	Closing Balance	Percentage
Contract A	$14,842	11%	$15,565	12%
Contract B	7,508	6%	9,999	8%
Contract E	35,614	26%	28,177	22%
Contract F	41,879	31%	47,320	37%
Contract G	20,200	15%	-	0%
Contract H	$10,909	8%	$-	0%

Note 11. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended September 30, 2011 and 2010 were $19,700 and $22,400, respectively.

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

Note 13.  Common Stock Transactions

For the nine months ended September 30, 2011, 50,000 shares were issued for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

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

Note 14. Subsequent events

No Subsequent events

The company evaluated subsequent events through November 01, 2011, the date the financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the nine and three months ended September 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

About Teleradiology

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

Through Teleradiology, radiologists can provide a Preliminary Read Report for emergency room purposes, or a Final Read Report for the official patient record and for use in billing.

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

Employees

DIIC currently has two full time employees and one part time employee who are the Chief Executive Officer, the Controller, and the Chief Financial Officer, respectively. In addition the Company employs many contractors who are radiologists, accountants, business development consultants, clerical staff and IT professionals. While we expand our CTS subsidiary we expect to hire additional employees.

Operations

CTS

During the third quarter, CTS continued to focus on marketing its services to potential clients. In the third quarter one of the Company’s client hospitals ended service with CTS, citing a desire by the current team to bring the workload back into the hospital and a change in the workflow within the hospital.  The client hospital has communicated that this change was not a reflection on CTS service. The hospital continues an open dialogue with the potential to use CTS again in the future as their study volume increases. In the second quarter of 2011 the company focused on sales of CTS service to new hospitals. In the first quarter of 2011, the Company began servicing a new client that had signed a contract with the Company in the last quarter of 2010. In addition, the Company focused on external marketing for CTS in order to gain new clients.

Diagnostic Imaging Clinics

In the third quarter of 2011, the company continued to explore potential acquisitions of a Diagnostic Imaging clinic in the United States. In the second quarter of 2011 the company continued to look for an acquisition that meets a certain criteria. The Company continues these efforts.  In the first quarter of 2011 the Company continued to explore opportunities for acquiring an MR clinic. The Company made its final required payment as outlined in the settlement agreement regarding the purchase of CTS (see Note 12 to the consolidated financial statements).

Overall Operating Results:

For the quarter ended September 30, 2011 revenues from radiology services were $957,775 compared to $831,894 for the quarter ended September 30, 2010, an increase of 15% or $125,881. This increase in revenues was due to an increase in demand for radiology services from existing clients, as well as a new client added in 2011.

For the quarter ended September 30, 2011 cost of sales incurred were $782,984 compared to $683,817 for the quarter ended September 30, 2010, an increase of 15% or $99,167. In order to increase revenues, we incurred additional costs of sales. As a percentage of revenues, our costs of sales remained constant at 82% for the quarter ended September 30, 2011 and 2010.

Operating expenses for the quarters ended September 30, 2011 and September 30, 2010, totaled $129,012 and $161,256, respectively.

During the quarter  ended September 30, 2011, we incurred $29,170 in amortization and depreciation expenses, $12,927 in legal and professional fees, $13,405 in general and administrative costs, $2,489 in management fees, $164 in advertising and promotion, $39,647 for labor, $1,507 for travel, and $29,703 for rent and insurance.

During the quarter ended September 30, 2010, we incurred $37,537 in amortization and depreciation expenses, $32,795 in legal and professional fees, $10,180 in general and administrative costs, $2,292 in management fees, $16,314 in advertising and promotion, $33,848 for labor, $662 for travel, and $27,628 for rent and insurance.

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

The Company’s operations have produced $957,775 of revenues for the quarter ended September 30, 2011, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2011 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the quarter ended September 30, 2011, the balance outstanding on this note was $7,062.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange gain of $762 was recorded for the nine months ended September 30, 2011. For the nine months ended September 30, 2011 $2,307 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at September 30, 2011, is $17,810, including accrued interest.

As of September 30, 2011, our assets totaled $469,669, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of September 30, 2011, our total liabilities consisted of accounts payable and accrued liabilities of $160,963, related party notes payable of $17,810 (net of discount), Promissory notes of $82,650, and non related party convertible notes of $169,416 (net of discount). As of September 30, 2011, we had an accumulated deficit of $1,578,742 and a working capital deficit of $209,213.

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

During the nine months ended September 30, 2011 the Company issued promissory notes to non – related parties for a total amount of $49,825. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer. Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of September 30, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of September 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 50,000 shares for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

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