Form 10-K
period 2011-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2012-03-30
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Aggregate market value of the 11,056,481 outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $110,565 based on $0.01 per share.

There were 18,106,481shares of common stock outstanding as of March 30, 2012.

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

➢ 24 Hour Turnaround on Non-emergency Reports

➢ One Hour Turnaround on Emergency Verbal STAT Reports

➢ References from Client Public Hospitals and Clinics on request

*The Picture Archiving and Communications System (PACS) offers Remote Teleradiology Services to PACS-based hospitals and clinics.

Compressed scanned images are transmitted to the CTS Data Centre, including audio dictation, and stored in the PACS system.  Orders and reports are generated automatically.  The scanned images are read, and reports transcribed and completed.  The system has the ability to update reports.  Certified Radiologists sign-off on the transcribed final report.

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

Teleradiology allows trained specialists to be available 24/7. The Teleradiology Network utilizes secured network technologies such as the wide area network (WAN) or a local area network (LAN). Highly specialized software is used to transmit the images and enable the Radiologist to effectively analyze what can be hundreds of images for a given study. Technologies such as advanced graphics processing, voice recognition, and image compression are often used in Teleradiology. Through Teleradiology, images can be sent to another part of the hospital, or to other locations around the world.

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

Computed Tomography (CT)

Computed Tomography (CT) is a method employing tomography created by computer processing. Digital geometry processing is used to generate a three-dimensional image of the inside of an object from a large series of two-dimensional x-ray images taken around a single axis of rotation.

CT was originally known as the "EMI scan" as it was developed at a research branch of a company best known today for its music and recording business. It was later known as computed axial tomography (CAT or CT scan).

Positron Emission Tomography (PET)

Positron Emission Tomography (PET) is a technique which produces a three-dimensional image or map of functional processes in the body. The system detects pairs of gamma rays emitted indirectly by a positron-emitting (tracer), which is introduced into the body on a biologically active molecule. Images of tracer concentration in 3-dimensional space within the body are then reconstructed by computer analysis. In modern scanners, this reconstruction is often accomplished with the aid of a CT X-ray scan performed on the patient during the same session, in the same machine.

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

Customers

Between direct hospital contracts and satellite hospitals that feed into the main hospital, we have a client roster of more than 20 hospitals that rely on CTS. The loss of any of these clients would have a negative impact on the Company.

Employees

DIIC currently has two full time employees and one part time employee who are the Chief Executive Officer, the Controller, and the Chief Financial Officer, respectively. In addition, the Company employs many contractors who are radiologists, accountants, business development consultants, clerical staff and IT professionals. As we expand our CTS subsidiary, we expect to hire additional employees.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

We lease approximately 1,900 square feet of office space in Toronto, Canada for $5,300 per month. The lease expires in March 2013. We believe that this facility is adequate to meet our current and reasonably foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

On August 13, 2009, the Company filed a Statement of Claim in the Ontario Superior Court of Justice, Case Number CV-09384970, against Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc. (“Vendors”), to recover monies owed to the Company by the defendants for breach of the terms of the purchase contract to acquire the assets and business of CTS. On September 16, 2009, the Vendors filed a Statement of Defense and Syed Haider filed a Statement of Defense and Counterclaim, the latter for monies claimed to be owed under his consulting contract.  On November 26, 2010, the parties to the above suits entered into a full and final settlement and mutual release of all claims against each other. The terms of the settlement called for the Company to pay the Vendors $281,512 on November 26, 2010 and a further $45,243 on January 25, 2011. These amounts were paid. In addition, the Company has granted an exclusion to the Non-Compete agreement with the Vendors, allowing them to pursue a Teleradiology business located solely in British Columbia, Canada and Washington State, U.S.A. The Vendors have released the Company from any further monies owed to the Vendors and returned one (1) million shares of Company stock for cancellation.

ITEM 4. [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock traded for listing on the Over-the-Counter Bulletin Board (“OTCBB”) under the stock symbol DIIG.OB. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2011 and 2010 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2011		2010
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.20	$0.005	$0.18	$0.05
September 30	$0.05	$0.005	$0.20	$0.10
June 30	$0.01	$0.01	$0.20	$0.08
March 31	$0.08	$0.01	$0.24	$0.12

Holders

As of March 31, 2012, we had 68 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2002 Equity Plan	1,720,000	$0.172	230,000
2009 Equity Plan	0	$ 0	5,000,000
Total	1,720,000		5,230,000

Recent Sales of Unregistered Securities

The Company issued 50,000 shares in September 2011 at a per share price of $0.02 for services.

These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS

During the fiscal year ended December 31, 2011, CTS continued to grow its client base and expand operations. In the first quarter, the Company began implementation of a new client contract. Time was spent on preparing for this new contract including assembling a team of radiologists for reporting, protocols initiated, hardware and software installation and testing of the system. In the second quarter of 2011 the company focused on sales of CTS service to new hospitals; marketing efforts were increased and the Company focused its attention on provinces outside the Ontario marketplace. In the third quarter one of the Company’s client hospitals ended service with CTS, citing a desire by the current team to bring the workload back into the hospital and a change in the workflow within the hospital.  The client hospital has communicated that this change was not a reflection on CTS service. The hospital continues an open dialogue with the potential to use CTS again in the future as their study volume increases. In the fourth quarter of 2011 CTS continued its marketing efforts and has reached out to new hospitals outside the Ontario marketplace.

Diagnostic Imaging Clinics

During the fiscal year ended December 31, 2011, DIIC pursued developmental plans for the expansion of its business into other provinces in Canada and began investigating expansion into the United States.  The expansion plans contemplate acquisition of imaging clinics in identified markets.  In connection with the expansion plans, DIIC explored capital sources, and raised a limited amount of working capital during the year.  This expansionary plan has continued to be pursued into the 2012 fiscal year.  To implement the expansion plans, DIIC will need to raise capital for the acquisition and working capital after any acquisition.  There can be no assurance that the company will be able to locate and obtain financing, and if offered whether it will be on acceptable terms.  DIIC also anticipates using its securities, such as common stock and preferred stock, in connection with any acquisition it pursues.  If it does use its securities, investors may experience dilution of their ownership interests as a result.

Overall Operating Results:

For the year ended December 31, 2011 revenues from radiology services were $3,536,176 compared to $3,050,901 for the year ended December 31, 2010, an increase of 16% or $485,275.This increase in revenues was due to a new contract obtained in 2011, an increase in demand for radiology services from existing clients, as well as having a full year of service of a new contract obtained in 2010 reflecting in the 2011 financial statements, as oppose to six months of services reflecting in 2010.

For the year ended December 31, 2011 cost of sales incurred were $2,905,077 compared to $2,507,383 for the year ended December 31, 2010, an increase of 16% or $397,694. In order to increase revenues, we incurred additional costs of sales. As a percentage of revenues, our costs of sales remained constant at 82%.

Operating expenses for the years ended December 31, 2011 and 2010 totalled $542,512 and $891,170, respectively.

During the year ended December 31, 2011, we incurred $116,641 in amortization and depreciation expenses, $97,869 in legal and professional fees, $46,933 in general and administrative costs, $9,632 in management fees, $1,322 in advertising and promotion, $120,644 for labor, and $114,606 for rent and insurance.

During the year ended December 31, 2010, we incurred $192,209 in amortization and depreciation expenses, $100,000 for impairment of intangibles, $276,113 in legal and professional fees, $65,521 in general and administrative costs, $8,502 in management fees, $41,117 in advertising and promotion, $110,353 for labor, and $97,355 for rent and insurance.

The Company generated positive cash flow in 2011 in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock.

During the past two years, the Company sold an aggregate of 450,000 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $36,000.

The Company’s operations have produced $3,536,176 of revenues for the year ended December 31, 2011, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2011 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the year ended December 31, 2011, the balance outstanding on this note was $7,062.

During the second quarter of 2010 our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 of the financial statements. The note is carried in Canadian dollars and a foreign exchange gain of $222 was recorded for the year ended December 31, 2011. For the year ended December 31, 2010 $2,839 in accrued interest was recorded and added to the note and payments of $14,652 were made for the year ended December 31, 2011. The total value of the note, net of discount as at December 31, 2011, is $19,960.

As of December 31, 2011, our assets totaled $456,293, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of December 31, 2011, our total liabilities consisted of accounts payable and accrued liabilities of $290,245, related party notes payable of $19,960 (net of discount), Promissory notes of $84,590, and non related party convertible notes of $166,333 (net of discount). As of December 31, 2011, we had an accumulated deficit of $1,630,219 and a working capital deficit of $268,798.

In 2010 the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates in 2012 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. A detailed schedule of the Notes is presented in Note 7 to the consolidated financial statements.

During the year ended December 31, 2011 the Company issued promissory notes to non – related parties for a total amount of $49,824. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1 - F-2	Report of Independent Registered Public Accounting Firms
F -3	Consolidated Balance Sheets as of December 31, 2011 and 2010
F-4	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
F-5	Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2010 to December 31, 2011
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2011
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Diagnostic Imaging International Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the year ended December 31, 2010.  Diagnostic Imaging International Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ RBSM LLP

New York, New York

April 28, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Diagnostic Imaging International Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Diagnostic Imaging International Corp. as of December 31, 2010 were audited by other auditors whose report dated April 28, 2011 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Imaging International Corp. as of December 31, 2011 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 26, 2012

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$54,504	$19,671
Accounts Receivable, net	137,744	127,144
Prepaid Expenses	7,144	10,643
Total Current Assets	199,392	157,458
Property and Equipment
Equipment	103,136	105,436
Less: Accumulated Depreciation	(101,762)	(102,587)
Total Property and Equipment, net	1,374	2,849
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	105,328	105,328
Less: Accumulated Amortization	(650,406)	(535,192)
Total Intangible Assets, net	249,629	364,843
Other Assets
Deposits	4,932	4,942
Loans Receivable	966	581
Total Other Assets	5,898	5,523
TOTAL ASSETS	$456,293	$530,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$190,245	$247,543
Promissory Notes	84,590	-
Loans Payable	-	27,402
Loan Payable – Related Party	-	8,360
Note Payable – Shareholder	7,062	7,282
Convertible Note – Shareholder, net short term portion	19,960	-
Convertible Notes, net short term portion	166,333	45,159
Total Current Liabilities	468,190	335,746
Long Term Liabilities
Convertible Note – Shareholder, net	-	17,470
Convertible Notes, net	-	147,337
Total Long Term Liabilities	-	164,807
Total Liabilities	468,190	500,553

Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, and 18,056,481 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	18,107	18,057
Additional Paid-In Capital	1,597,413	1,595,753
Accumulated Other Comprehensive Gain (Loss)	2,802	(1,403)
Accumulated Deficit	(1,630,219)	(1,582,287)
Total Stockholders’ Equity (Deficit)	(11,897)	30,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$456,293	$530,673

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations
For the Years Ended

	December 31, 2011	December 31, 2010
Revenue:
Sales	$3,536,176	$3,050,901
Less: Cost of sales	2,905,077	2,507,383
Gross Margin	631,099	543,518

Operating Expenses:
Advertising	1,322	41,117
Amortization	115,214	188,438
Depreciation	1,426	3,771
Impairment Loss	-	100,000
General and Administrative	46,933	61,589
Insurance	19,806	16,839
Labor	120,644	110,353
Legal and professional	97,869	276,113
Management fees	9,632	8,502
Rent Office Space and Servers	94,800	80,516
Reading Fees Rebate	28,500	-
Travel	6,366	3,932
Total Operating Expenses	542,512	891,170
Net Gain / (Loss) from Operations	88,587	(347,652)

Other Income and (Expenses):
Other Income	6,757	21,372
Foreign Currency Gains/(Losses)	(291)	(20,304)
Settlement on Business Combination	-	112,120
Amortization of Debt Discount	(105,145)	(71,192)
Interest Expense	(37,840)	(44,790)
Total Other Income/(Expenses)	(136,519)	(2,794)

Net Loss	(47,932)	(350,446)
Comprehensive Income/(Loss)	4,205	1,627
Total comprehensive Loss	$(43,727)	$(348,819)
Basic and Diluted Income / (Loss) per Share	$(0.002)	$(0.019)
Weighted Average Shares Outstanding:
Basic and Diluted	18,073,056	18,150,657

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Changes in Stockholders’ Equity
From January 1, 2010 through December 31, 2011

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
Balance at January 1, 2010	$16,532	16,531,256	$1,268,245	$(1,231,841)	$(3,030)	$49,906
Proceeds from Sale of stock	450	450,000	35,550			36,000
Shares issued for Services	185	185,000	21,015			21,200
Shares Cancelled for Services	(50)	(50,000)	(5,950)			(6,000)
Shares Cancelled as part of Settlement	(1,000)	(1,000,000)	(99,000)			(100,000)
Shares Issued for Convertible Notes	1,440	1,440,225	208,849			210,289
Shares issued for payment of Acquisition Liability	500	500,000	149,500			150,000
Capital Contribution			17,543			17,543
Comprehensive income ( Loss)					1,627	1,627
Net Income ( Loss)				(350,446)		(350,446)
Balance at December 31, 2010	$18,057	18,056,481	$1,595,753	$(1,582,287)	$(1,403)	$30,120
Shares Issued for Services	50	50,000	950			1,000
Capital Contribution			710			710
Comprehensive Income ( Loss)					4,205	4,205
Net Income (Loss)				(47,932)		(47,932)
Balance at December 31, 2011	$18,107	18,106,481	$1,597,413	$(1,630,219)	$2,802	$(11,897)

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(47,932)	$(350,446)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,426	3,771
Accrued Interest Converted into note	32,743	24,110
Interest imputed on shareholder loan	710	728
Interest imputed on promissory notes	-	16,816
Amortization of Debt Discount	105,145	71,192
Shares issued for services	1,000	15,200
Amortization of Intangible Assets	115,214	188,438
Foreign currency transaction Gain/ Loss	(1,733)	18,516
Impairment Loss on Intangible Assets	-	100,000
Settlement on Business Combination	-	(112,120)
Changes in operating assets and liabilities:
Accounts Receivable	(10,600)	(53,754)
Deposits and prepaid expenses	3,499	(13,674)
Accounts Payable and accrued liabilities	(11,436)	46,238
Loans Receivable	(385)	(581)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	187,651	(45,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	36,000
Proceeds from related party debt	-	54,306
Principal payments on Related Party debt	(23,927)	(13,125)
Principal payments on debt	(137,058)	(273,574)
Proceeds from debt issuance	49,824	390,061
Settlement payment	(45,862)	(148,134)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(157,023)	45,534
Gain due to foreign currency translation	4,205	1,627
NET CHANGE IN CASH	34,833	1,595
CASH AT BEGINNING OF PERIOD	19,671	18,076
CASH AT END OF PERIOD	$54,504	$19,671

Cash paid during the year for:
Interest	$5,097	$3,136
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$-	$150,000
Shares Issued for Settlement of Debt	$-	$210,290

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (audited)

December 31, 2011

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp. (“DIIC” or the “Company”), a Nevada Corporation, was incorporated in 2000. In 2005 the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010 the Company modified its business plan to grow its CTS subsidiary while planning for the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and Canadian Teleradiology Services, Inc. (CTS), Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ accumulated earnings prior to the date of acquisition (March 2, 2009) were not included in the consolidated Balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2011 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2011 and 2010, there was no allowance for bad debts.  As of December 31, 2011, three customers totalled approximately 76% of the total accounts receivable. As of December 31, 2010, four customers totalled approximately 79% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with ASC Topic 350, goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of December 31, 2011, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

As part of the settlement agreement between the Company and the previous owners of CTS, 1,000,000 shares of the Company previously issued as part of CTS’ acquisition were returned for cancelation. The value of the shares was based upon the closing price of our returned common stock at the cancellation date of December 2, 2010. No reversals or adjustments to previously recognized amortization expenses were recorded.

The settlement agreement was based upon the decline in the value of the covenant not to compete; therefore an equal impairment charge of $100,000 was recognized in 2010.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $650,406 and $535,192 in December 31, 2011 and 2010, respectively.

For these assets, amortization expense over the next five years is expected to be $249,629.

Year
2012	$115,213
2013	115,213
2014	19,203
2015	-
2016	-
$249,629

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the twelve months ended December 31, 2011, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

Revenue is accounted for under the guidelines established by SAB 101, Revenue Recognition in Financial Statements, and ASC Topic 605-45, Revenue Recognition – Principal Agent Considerations. The Company has the following indicators of gross revenue reporting: (1) CTS is the primary obligator in the provision of services to the Hospitals under contract, (2) CTS has latitude in establishing price, and negotiating contracts with each hospital, (3) CTS negotiates and determines the service specification to be provided to each hospital client, (4) CTS has complete discretion in supplier selection, and (5) CTS has the credit risk. Accordingly, the Company records revenue of its subsidiary, CTS, at gross.

Cost of Sales

Cost of sales includes fees paid to radiologists for Teleradiology services, and system usage costs.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plan and Equipment, property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

As of December 31, 2010 an impairment loss of $100,000 was recorded against the carrying value of the company’s purchased intangibles and reflected in the reduced value of the non-compete agreement. No impairment loss was recorded for the year ended December 31, 2011.

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 years

Equipment

2 to 5 years

Hospital Contracts

5 years

Non-compete Contract

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the year ended December 31, 2011.

The Company recognized stock-based compensation expenses from stock granted to employees for the year ended December 31, 2011 of $1,000.

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

The company does not have assets and liabilities that are carried at fair value on a recurring basis.

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

The Company recognized a foreign currency loss on transactions from operations of $291 and $20,304 for the years ended December 31, 2011 and 2010, respectively.

The Company recognized a foreign currency translation gain of $4,205 and $1,627 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income/ (Loss) Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net income per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2011, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2011	December 31, 2010
Numerator:
Continuing operations:
Loss from continuing operations	$(43,727)	$(350,446)
Total	$(43,727)	$(350,446)

Net loss	$(43,727)	$(350,446)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,073,056	18,150,657

EPS:
Basic:
Continuing operations	$(0.002)	$(0.019)
Net loss	$(0.002)	$(0.019)

Diluted
Continuing operations	$(0.002)	$(0.019)
Net loss	$(0.002)	$(0.019)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On December 31, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Updates issued but not yet adopted

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At December 31, 2011 and December 31, 2010, the major class of property and equipment were as follows:

	December 31, 2011	December 31, 2010	Estimated useful lives
Computer/Office Equipment	$103,136	$105,436	3 years
Less: Accumulated Depreciation	(101,762)	(102,587)
Net Book Value	$1,374	$2,849

Depreciation expense was $1,426 and $3,771 for the year ended December 31, 2011 and December 31, 2010, respectively.

Note 3. Lease Commitments

CTShas a lease for its off-site servers at a cost of approximately $2,572 per month. This lease was accounted for as an operating lease and will expire in June 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs; for a total of approximately $5,300 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March 2013.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2012	$63,600	$30,864	$94,464
2013	15,900	30,864	46,764
2014	-	30,864	30,864
	$79,500	$92,592	$172,092

Note 4. Accounts Payable and Accrued Liabilities

As of December 31, 2011 and December 31, 2010, the trade payables and accrued liabilities of the Company were $290,245 and $247,543, respectively. Of the total amount as of December 31, 2011, approximately $127,252 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2010, approximately $128,000 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

In March 2012, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government  and responsible for paying for services CTS provides, determined that certain payments made between October 2009 and September 2010 were made in error.  The issue revolves around payments made for STAT or Emergency calls that CTS provided and if we qualified for this benefit payment. OHIP was not signaling out CTS radiologists, rather it was a review of this “C” code as it is called for all radiologist in Ontario.  OHIP has since determined that our radiologist did not qualify for this numeration and as such we are paying back the money.  We have recorded expense for the 2011 year of $28,500. This will be paid out over 9 months starting in March of 2012.   CTS estimates it may have exposure of up to another $10,000.

In light of the issue regarding qualifying for this “C” payment, OHIP revised its schedule payment fees list in October 2010 and added in a “E” code fee to cover Teleradiology and additional numeration for STAT calls and ensuring there were no issues going forward.

Note 5. Promissory Notes

As of January 1, 2010 the Company had outstanding promissory notes of $286,650 with the former shareholders of CTS. On March 2, 2010 the Company paid $145,869 towards the balance of the outstanding promissory notes. A foreign exchange loss of $626 was recorded on the payment towards these notes. As part of the settlement agreement between the Company and the previous owners of CTS, the remaining balance of the promissory notes of $148,134 was paid and the notes were eliminated from the company’s books against funds previously paid into court by DIIC. During 2010 a total of $7,352 in foreign currency loss was recorded against the balance of the notes to adjust to the value on the Balance sheet date.

During the year ended December 31, 2011 the Company entered into additional promissory notes agreements with non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. For the year ended December 31, 2011 $7,742 in accrued interest was recorded on the notes.

A summary of the Promissory Notes is as follows:

Promissory Notes at January 1, 2010	$286,650

Less: Payments in 2010	(294,002)
Added: Foreign Exchange Loss in 2010	7,352

Promissory notes at December 31, 2010	$-

Added: Proceeds from Notes issuance	77,228
Added: Accrued Interest	7,742
Less: Payments	(380)

Promissory notes at December 31, 2011	$84,590

Note 6. Convertible Notes

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  Amortization of the discount for the year ended December 31, 2011 was $105,149.

For the year ended December 31, 2011, $25,000 in accrued interest was recorded on the notes.

For the year ended December 31, 2011, $2,016 in foreign currency gain was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	December 31, 2010 Balance	Year ended December 31, 2011 Accrued Interest	Year ended December 31, 2011 Foreign Exchange Gain/(Loss)		2011 (Payments)	Year Ended December 31, 2011 Amortization of Debt Discount	December 31, 2011 Balance	Maturity date
March 1, 2010	$13,320	$1,411	$	n/a	$(9,000)	$5,828	$11,558	March 1, 2012
April 14, 2010	13,518	1,456		n/a	(9,000)	5,828	11,801	April 1, 2012
March 4, 2010	13,311	1,359		185	(9,152)	5,828	11,162	March 31, 2012
March 18, 2010	13,536	1,435		193	(9,152)	5,828	11,455	March 31, 2012
March 22, 2010	13,181	1,359		176	(9,152)	5,828	11,040	March 31, 2012
March 1, 2010	13,346	1,359		192	(9,152)	5,828	11,189	March 31, 2012
February 26, 2010	35,587	4,268		(510)	(30,810)	22,727	32,282	March 31, 2012
April 16, 2010	13,326	1,437		192	(9,152)	5,828	11,247	April 1, 2012
June 1, 2010	17,470	2,858		222	(15,131)	14,985	19,960	June 1, 2012
June 17, 2010	9,330	1,588		252	(9,152)	8,325	9,839	June 1, 2012
August 6, 2010	16,471	1,740		302	(9,152)	4,163	12,920	September 1, 2012
September 23, 2010	26,554	2,839		457	(14,652)	6,660	20,945	October 1, 2012
October 19, 2010	11,017	1,892		355	(9,152)	7,493	10,895	November 1, 2012
Total	$209,966	$25,000		$2,016	$(151,806)	$105,149	$186,293

Summary of the Notes is as follows:

	December 31, 2011	December 31, 2010
Convertible notes Beginning Balance	$349,066	$419,440
Less: unamortized debt discount	(33,955)	(139,098)
Convertible notes principal, net	315,111	280,342

Less: Payments in Period	(151,801)	(104,887)
Added: Foreign exchange (gain) loss	(2,016)	10,785
Added: Accrued interest	25,000	23,728
Total Convertible notes, net	$186,293	$209,966

Less: Short term portion, net	19,960	45,159
Less: Shareholder short term portion, net	166,333	17,470
Long term portion, net	$-	$147,337

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2012 - ( Before maturity dates)	$58,348	$-	$(33,955)
2012 - (On maturity dates) *	109,257	53,980
2013
2014
2015
Total	$167,605	$53,980	$(33,955)

*All unpaid principal of $109,257, together with the balance of unpaid and accrued interest of $53,980 that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 7. Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2011, the Company had a cumulative net operating loss carryover of approximately $1,152,339 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2011:

2011
Deferred tax asset	$391,795
Less valuation allowance	(391,795)
Net deferred tax asset	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2011 follows:

2011
Expected Provision (based on statutory rate)	$(14,867)
Increase to deferred tax valuation allowance for net operating loss carry forward	14,867
Net provision	$-

The Company has filed its tax returns through December 31, 2010, and filled for a six months extension on its December 31, 2011 tax return filing.

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

Note 8. Related Party Transaction

For the year ended December 31, 2011, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.  Payment of $220 was made during the year ended December 31, 2011.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 6 above. The note is carried in Canadian dollars and a foreign exchange gain of $222 was recorded for the year ended December 31, 2011. For the year ended December 31, 2011 $2,858 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2011, is $19,960.

In August 2010, a related party to our CEO, Mr. Geisler, loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $223 was recorded for the year ended December 31, 2011. Interest on the note accrues at 10% per annum. For the year ended December 31, 2011 $214 in accrued interest was recorded and added to the note. Payments of $8,797 were made during the year ended December 31, 2011. The note was paid in full by June 28, 2011.

Summary of Related Party Notes is as follows:

	Related Party Note	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2010	$8,360	$7,282	$17,470
Added: Accrued Interest	214	-	2,858
Added: Foreign Exchange Loss /(Gain)	223	-	(222)
Less: Payments	(8,797)	(220)	(15,131)
Added: Amortization of Debt Discount	-	-	14,985
Balance at December 31, 2011	$-	$7,062	$19,960

Note 9. Major Customers

In 2011 and 2010, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the years ended December 31, 2011 and 2010 are as follow:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$979,042	28%	$802,918	26%
Contract B	450,294	13%	603,174	19%
Contract E	1,166,377	33%	1,089,522	35%
Contract F	$524,431	15%	$489,525	16%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at December 31, 2011		Balance at December 31, 2010
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$19,382	14%	$15,565	12%
Contract B	-	0%	9,999	8%
Contract E	31,603	23%	28,177	22%
Contract F	50,556	37%	47,320	37%
Contract G	21,633	16%	-	0%
Contract H	$12,269	9%	$-	0%

Note 10. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the years ended December 31, 2011 and 2010 were $86,265 and $89,986, respectively.

Note 11. Legal Proceedings

On August 13, 2009, the Company filed a Statement of Claim in the Ontario Superior Court of Justice, Case Number CV-09384970, against Syed Haider, Dawn Haider, and Quinte Magnetic Resonance Imaging Inc. (“Vendors”), to recover monies owed to the Company by the defendants for breach of the terms of the purchase contract to acquire the assets and business of CTS. On September 16, 2009, the Vendors filed a Statement of Defense and Syed Haider filed a Statement of Defense and Counterclaim, the latter for monies claimed to be owed under his consulting contract.

On November 26, 2010 the parties to the above suits entered into a full and final settlement and mutual release of all claims against each other. The terms of the settlement called for the Company to pay the Vendors $281,512 on November 26, 2010 and a further $45,243 on January 25, 2011 which was recorded as an accrued liability as at December 31, 2010. These amounts were paid. In addition the Company has granted an exclusion to the Non-Compete agreement with the Vendors, allowing them to pursue a Teleradiology business located solely in British Columbia, Canada and Washington State, U.S.A. The Vendors have released the Company from any further monies owed to the Vendors and returned one (1) million shares of Company stock for cancellation.

During 2010 payments made into court were deposited in a non interest bearing account, and were allocated to a restricted deposit account on the company’s financial statements. As of December 31, 2010, $238,783 of restricted deposit paid into court was applied as part of the settlement agreement and therefore, the balance of the restricted deposit account as of December 31, 2010 was $0.

Note 12. Common Stock Transactions

For the twelve months ended December 31, 2011, 50,000 shares were issued for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

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

Note 13. Subsequent Events

Six of the convertible notes (see Note 6. Above) were due in March 2012, all notes holders have agreed to extend the note for one additional year on the same terms and conditions.

The company evaluated subsequent events through the filing date of March 30, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On May 4, 2011 (“Resignation Date”), RBSM LLP (“RBSM”) advised the Company that it was resigning as the Company’s independent registered public accounting firm. The reports of RBSM on the Company’s financial statements for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2010 and through May 4, 2011, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the year ended December 31, 2010 and through May 4, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On May 6, 2011  (the “Engagement Date”), the Company engaged Silberstein Ungar, PLLC, 30600 Telegraph Road, Suite 2175, Bingham Farms, MI 48025-4586 (“SU”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to engage SU as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with SU regarding either:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

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

1.

As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to SEC rules that permit only management’s report in this annual report.

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

NAME	AGE	POSITIONS
Mitchell Geisler	41	Chief Executive Officer, President and Chairman
Richard Jagodnik	43	Chief Financial Officer and Director

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2011, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2011, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2011 were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2011 and 2010 by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2010 and 2009.

Name	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2011	53,417(1)	-0-	-0-	-0-	-0-	53,417
	2010	52,418(1)	-0-	-0-	-0-	-0-	52,418
Richard Jagodnik, Chief Financial Officer and Director	2011	-0-	-0-	-0-	-0-	9,496(1)	9,496
	2010	-0-	-0-	-0-	-0-	8,542(1)	8,542

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

Grants of Plan Based Awards

The Company did not award any stock options to any of its executive officers during 2010 or 2011. Our executive officers did not exercise any options during 2011.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2011:

Outstanding Equity Awards at December 31, 2011

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2012, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler	2,800,000	15.5%
Richard Jagodnik	4,200,000	23.2%
All directors and executive officers as a group (two persons)	7,000,000	38.7%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)  There are 18,106,481 shares of common stock issued and outstanding as at March 30, 2012. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2011, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC.  The note is non-interest bearing and payable on demand.  Payment of $220 was made during the year ended December 31, 2011.

During the second quarter of 2010 Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 6 to the financial statements. The note is carried in Canadian dollars and a foreign exchange gain of $222 was recorded for the year ended December 31, 2011. For the year ended December 31, 2011 $2,858 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2011, is $19,960.

In August of 2010, a related party to our CEO, Mr. Geisler, has loaned the company $11,362. The note is carried in Canadian dollars and a foreign exchange loss of $223 was recorded for the year ended December 31, 2011. Interest on the note accrues at 10% per annum. For the year ended December 31, 2011 $214 in accrued interest was recorded and added to the note. Payments of $8,797 were made during the year ended December 31, 2011. The note was paid out in full by June 28, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit fees billed by our independent registered public accounting firms for fiscal years 2011 and 2010 were $27,000 and $22,500, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2011 or 2010.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no tax fees billed for fiscal years 2011 or 2010.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2011 or 2010.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

a. Exhibits

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Bylaws of Diagnostic Imaging International Corp. [1]
10.1	CTS Acquisition Agreement[2]
10.2	Settlement Agreement[3]
21.1	Subsidiaries of the Registrant*
23.2	Consent of Silberstein Ungar, PLLC *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	March 30, 2011

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2011
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2011
Richard Jagodnik