Form 10-Q
period 2012-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2012-05-15
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 07, 2012 the Company had outstanding 18,106,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$105,190	$54,504
Accounts Receivable, net	153,192	137,744
Prepaid Expenses	7,257	7,144
Total Current Assets	265,639	199,392
Property and Equipment
Equipment	70,201	103,136
Less: Accumulated Depreciation	(70,201)	(101,762)
Total Property and Equipment, net	-	1,374
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	105,328	105,328
Less: Accumulated Amortization	(679,209)	(650,406)
Total Intangible Assets, net	220,826	249,629
Other Assets
Deposits	5,020	4,932
Loans Receivable	1,091	966
Total Other Assets	6,111	5,898
TOTAL ASSETS	$492,576	$456,293

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$273,340	$190,245
Promissory Notes	59,106	84,590
Note Payable - Shareholder	7,062	7,062
Convertible Note - Shareholder, net short term portion	20,614	19,960
Convertible Notes, net short term portion	158,000	166,333
Total Current Liabilities	518,122	468,190
Long Term Liabilities
Convertible Note - Shareholder, net	-	-
Convertible Notes, net	-	-
Total Long Term Liabilities	-	-
Total Liabilities	518,122	468,190
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, shares issued and outstanding at March 31, 2012 and December 31, 2011	18,107	18,107
Additional Paid-In Capital	1,597,589	1,597,416
Accumulated Other Comprehensive Gain	4,252	2,802
Accumulated Deficit	(1,645,494)	(1,630,219)
Total Stockholders' Deficit	(25,546)	(11,897)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,576	$456,293

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenue:
Sales	$810,638	$902,951
Less: Cost of Sales	665,437	752,872
Gross Margin	145,201	150,079

Operating Expenses:
Advertising	1,293	840
Amortization	28,803	28,803
Depreciation	1,394	365
General and Administrative	15,666	11,607
Insurance	5,166	4,798
Labor	28,809	27,859
Legal and Professional	13,885	30,198
Management Fees	2,392	2,407
Rent Office Space and Servers	23,884	24,440
Travel	5,577	2,899
Total Operating Expenses	126,869	134,216
Net Gain from Operations	18,332	15,863

Other Income and (Expenses):
Other Income	297	-
Foreign Currency Gains/(Losses)	(5,025)	(8,887)
Amortization of Debt Discount	(22,260)	(26,286)
Interest Expense	(6,618)	(11,326)
Total Other Income/(Expenses)	(33,606)	(46,499)

Net Loss	(15,274)	(30,636)
Other Comprehensive Income	1,450	773
Total Comprehensive Loss	$(13,824)	$(29,863)
Basic and Diluted (Loss) per Share	$(0.001)	$(0.002)
Weighted Average Shares Outstanding:
Basic and Diluted	18,106,481	18,056,481

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,274)	$(30,636)
Adjustments to Reconcile Net Loss to Net Cash and Cash Equivalents Provided By (Used in) Operating Activities:
Depreciation	1,394	365
Accrued Interest Converted into note	5,787	9,354
Interest imputed on shareholder loan	173	180
Amortization of Debt Discount	22,260	26,286
Amortization of Intangible Assets	28,803	28,803
Foreign currency transaction Gain/ Loss	4,036	8,123
Changes in operating assets and liabilities:
Accounts Receivable	(15,448)	(8,885)
Deposits and prepaid expenses	(201)	2,983
Accounts Payable and accrued liabilities	83,095	12,393
Loans Receivable	(125)	(245)
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,500	48,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Related Party debt	(4,054)	(6,015)
Principal payments on debt	(61,210)	(34,280)
Proceeds from debt issuance	-	49,826
Settlement payment	-	(45,862)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(65,264)	(36,331)
Gain / (Loss) due to foreign currency translation	1,450	773
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,686	13,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,504	19,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,190	$32,834

Cash paid during the year for:
Interest	$831	$1,972
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp. (“DIIC” or the “Company”), a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while planning for the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp. and our wholly-owned subsidiary, Canadian Teleradiology Services, Inc. (CTS), intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ accumulated earnings prior to the date of acquisition (March 2, 2009) were not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to March 31, 2012 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012, and December 31, 2011 cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2012, and December 31, 2011 there was no allowance for bad debts.  As of March 31, 2012, and December 31, 2011, four customers totaled approximately 90% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of March 31, 2012, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $28,803 for the three months ended March 31, 2012 and 2011.

For these assets, amortization expense over the next five years is expected to be $220,826.

Year	USD
2012	$86,411
2013	115,213
2014	19,202
2015	-
2016	-
$220,826

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three months ended March 31, 2012, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are each renewable in 2013. As described above in accordance with the requirement of SAB 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

Cost of Sales

Cost of sales includes fees paid to radiologists for teleradiology services and system usage costs.

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the three months ended March 31, 2012.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended March 31, 2012.

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

Foreign Currency Translation

The Company’s functional currency for its wholly owned subsidiary, CTS, is the Canadian dollar, and these financial statements have been translated into U.S. dollars. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ deficit.

The Company recognized a foreign currency loss on transactions from operations of $5,025, and $8,887 for the three months ended March 31, 2012 and March 31, 2011, respectively.

The Company recognized a foreign currency translation gain of $1,450 for the three months ended March 31, 2012, and a foreign currency translation gain of $773 for the three months ended March 31, 2011.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of March 31, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Continuing operations:
Loss from continuing operations	$(13,824)	$(29,863)
Total	$(13,824)	$(29,863)

Net loss	$(13,824)	$(29,863)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,106,481	18,056,481

EPS:
Basic:
Continuing operations	$(0.001)	$(0.002)
Net loss	$(0.001)	$(0.002)

Diluted
Continuing operations	$(0.001)	$(0.002)
Net loss	$(0.001)	$(0.002)

Recent Accounting Updates

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On March 31, 2012, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At March 31, 2012 and December 31, 2011, the major class of property and equipment were as follows:

	March 31, 2012	December 31, 2011	Estimated useful lives
Computer/Office Equipment	$70,201	$103,136	3 years
Less: Accumulated Depreciation	(70,201)	(101,762)
Net Book Value	$-	$1,374

Depreciation expense was $1,394 and $365 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 some obsolete equipment for the amount of $34,767 were written off and the related accumulated depreciation was reversed.

Note 4.  Lease Commitments

CTS has a lease for its off-site servers at a cost of approximately $2,600 per month. This lease was accounted for as an operating lease and will expire in June 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March of 2013.

Expected lease commitments for the next three years:

Year	Office Space	Servers	Total
2012	$63,600	$31,200	$94,800
2013	15,900	31,200	47,100
2014	-	31,200	31,200
	$79,500	$93,600	$173,100

Note 5.  Accounts Payable and Accrued Liabilities

As of March 31, 2012 and December 31, 2011, the trade payables and accrued liabilities of the Company were $273,340 and $190,245, respectively. Of the total amount as of March 31, 2012, approximately $220,500 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business and.  Of the total amount as of December 31, 2011, approximately $127,250 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

In March 2012, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government  and responsible for paying for services CTS provides, determined that certain payments made between October 2009 and September 2010 were made in error.  The issue revolves around payments made for STAT or Emergency calls that CTS provided and if we qualified for this benefit payment. This finding was a part of a larger study of “C” code payments to all radiologists in Ontario including CTS radiologists.  OHIP has since determined that our radiologists did not qualify for this renumeration and as such we are paying back the money.  We have recorded expense for the 2011 year of $28,500. This will be paid out over 9 months starting in March 2012. CTS estimates it may have exposure of up to another $10,000.

In light of the issue regarding qualifying for this “C” payment, OHIP revised its schedule payment fees list in October 2010 and added in a “E” code fee to cover Teleradiology and additional numeration for STAT calls and ensuring there were no issues going forward. During the Three months ended March 31, 2012 $2,732 was paid out towards the estimated liability.

Note 6.  Promissory Notes

During the year ended December 31, 2011 the Company entered into additional promissory notes agreements with non – related parties for a total amount of $77,228. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. For the year ended December 31, 2011, $7,742 in accrued interest was recorded on the notes.

During the three months ended March 31, 2012, $1,960 in accrued interest was recorded on the notes and $27,446 was paid toward the balance of the notes.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2011	$-
Proceeds from Notes Issuances	77,228
Less: Payments in 2011	(380)
Added: Accrued Interest	7,742

Promissory notes at December 31, 2011	$84,590

Added: Proceeds from Notes issuance	-
Added: Accrued Interest through March 31, 2012	1,960
Less: Payments through March 31, 2012	(27,446)

Promissory notes at March 31, 2012	$59,104

Note 7.  Convertible Notes

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  An amortization of the discount for the three months ended March 31, 2012 was $22,260.

For the three months ended March 31, 2012, $3,827 in accrued interest was recorded on the notes.

For the three months ended March 31, 2012, $4,052 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	December 31, 2011 Balance	Three Months ended March 31, 2011 Accrued Interest	Three Months ended March 31, 2012 Foreign Exchange Gain/(Loss)		Three Months ended March 31, 2012 (Payments)	Three Months Ended March 31, 2012 Amortization of Debt Discount	March 31, 2012 Balance	Maturity date
March 1, 2010	$11,558	$210	$	n/a	$(2,250)	$971	$10,489	March 31, 2013
April 14, 2010	11,801	228		n/a	(2,250)	1,267	11,046	April 30, 2013
March 4, 2010	11,162	194		(249)	(2,251)	971	10,324	March 31, 2013
March 18, 2010	11,455	212		(265)	(2,251)	1,457	11,138	March 31, 2013
March 22, 2010	11,040	192		(246)	(2,251)	971	10,198	March 31, 2012
March 1, 2010	11,189	194		(311)	(2,251)	971	10,413	March 31, 2013
February 26, 2010	32,282	588		(738)	(7,653)	3,788	29,743	March 31, 2013
April 16, 2010	11,247	219		(260)	(2,251)	1,457	10,932	March 31, 2013
June 1, 2010	19,960	440		(522)	(4,054)	3,746	20,614	June 1, 2012
June 17, 2010	9,839	250		(287)	(2,251)	2,081	10,206	June 1, 2012
August 6, 2010	12,920	287		(315)	(2,251)	1,041	12,312	September 1, 2012
September 23, 2010	20,945	490		(520)	(3,602)	1,665	20,019	October 1, 2012
October 19, 2010	10,895	325		(339)	(2,251)	1,873	11,181	November 1, 2012
Total	$186,293	$3,827		$(4,052)	$(37,819)	$22,260	$178,614

Summary of the Notes is as follows:

	March 31, 2012	December 31, 2011
Convertible notes Beginning Balance	$220,246	$349,066
Less: unamortized debt discount	(11,693)	(33,955)
Convertible notes principal, net	208,553	315,111

Less: Payments in Period	(37,819)	(151,801)
Added: Foreign exchange (gain) loss	4,052	(2,016)
Added: Accrued interest	3,827	25,000
Total Convertible notes, net	$178,614	$186,293

Less: Short term portion, net	158,000	166,333
Less: Shareholder short term portion, net	20,614	19,960
Long term portion, net	$-	$-

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2012 - (Before maturity dates)	$92,771	-	(11,693)
2012 - (On maturity dates) *	44,840	28,279
2013 – (Before Maturity Dates)	23,116
2013 - (On Maturity Dates) *		29,404
2014
Total	$160,728	57,683	(11,693)

*All unpaid principal together with the balance of unpaid and accrued interest that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 8.  Related Party Transactions

For the three months ended March 31, 2012, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $522 was recorded for the three months ended March 31, 2012. For the three months ended March 31, 2011 $440 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at March 31, 2012, is $20,614, including accrued interest.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2011	7,062	19,960
Added: Accrued Interest	-	440
Added: Foreign Exchange Loss	-	522
Less: Payments	-	(4,054)
Added: Amortization of Debt Discount	-	3,746
Balance at March 31, 2012	7,062	20,614

Note 9. Major Customers

For the three months ending March 31, 2012 and 2011, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended March 31, 2012 and 2011 are as follow:

	Three Months Ended		Year Ended
	March 31, 2012		March 31, 2011
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$276,924	34%	$232,001	26%
Contract B	-	0%	143,841	16%
Contract E	309,736	38%	301,044	34%
Contract F	$137,861	17%	$125,594	14%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at		Balance at
	March 31, 2012		December 31, 2011
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$18,774	12%	$19,382	14%
Contract E	55,260	36%	31,603	23%
Contract F	47,030	31%	50,556	37%
Contract G	17,476	11%	21,633	16%
Contract H	$12,930	8%	$12,269	9%

Note 10. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended March 31, 2012 and 2011 were $18,406 and $34,404, respectively.

Note 11.  Common Stock Transactions

For the twelve months ended December 31, 2011, 50,000 shares were issued for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

No shares were issued in the first quarter of 2012.

Note 12. Subsequent events

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2012 through May 15, 2012, the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Company History

Diagnostic Imaging International Corp., (“DIIC”) a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology.

CTS (Business description)

CTS provides leading edge remote radiology (teleradiology) technology to hospitals and practices, on-call, 24 hours a day, 7 days a week. CTS connects clients with a global teleradiology network, providing access to global partner facilities and American and Canadian board-certified radiologists.

CTS offers interpretations of urgent and elective examinations by board certified consultant radiologists. The Company specializes in MRI, CT, PET, US, NM, MAMMO, X-Ray and BMD modalities.  Emergency STAT service is available within one hour, and 24 hours for all other studies. The CTS operation centre coordinates hospitals and radiologists 24 hours a day, 365 days a year.

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

Operations

CTS

In the first quarter of 2012, the Company focused on external marketing for CTS in order to gain new clients.

Diagnostic Imaging Clinics

In the first quarter of 2012 the Company continued to explore opportunities for acquiring an MR clinic.

Overall Operating Results:

For the three months ended March 31, 2012, revenues from radiology services were $810,638 compared to $902,951 for the three months ended March 31, 2011, a decrease of 11% or $92,313. This decrease in revenues was due to one of the Company’s client hospitals ending service with CTS, citing a desire by the current team to bring the workload back into the hospital and a change in the workflow within the hospital.  The client hospital has communicated that this change was not a reflection on CTS service.

For the three months ended March 31, 2012 cost of sales incurred were $665,437 compared to $752,872 for the three months ended March 31, 2011, an increase of 13% or $87,435. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales slightly decreased from 83% to 82% due to reduction in service fees to our main system service provider.

Operating expenses for the three months ended March 31, 2012 and March 31, 2011, totalled $126,869 and $134,216, respectively.

During the three months ended March 31, 2012, we incurred $30,197 in amortization and depreciation expenses, $13,885 in legal and professional fees, $15,666 in general and administrative costs, $2,392 in management fees, $1,293 in advertising and promotion, $28,809 for labor, and $29,050 for rent and insurance.

During the three months ended March 31, 2011, we incurred $29,168 in amortization and depreciation expenses, $30,198 in legal and professional fees, $11,607 in general and administrative costs, $2,407 in management fees, $840 in advertising and promotion, $27,859 for labor, and $29,238 for rent and insurance.

The Company generated positive cash flow in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2012, the Company funded its operations and working capital through the sale of common stock.

During the past two years, the Company sold an aggregate of 450,000 shares of common stock in several private offerings to accredited investors, in which it raised an aggregate of $36,000.

The Company’s operations have produced $810,638 of revenues for the three months ended March 31, 2012, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2012 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the three months ended March 31, 2012, the balance outstanding on this note was $7,062.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $522 was recorded for the three months ended March 31, 2012. For the three months ended March 31, 2011 $440 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at March 31, 2012, is $20,614, including accrued interest.

In 2010 the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates in 2012 and 2013 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. A detailed schedule of the Notes is presented in Note 7 to the consolidated financial statements.

As of March 31, 2012 the Company has promissory notes to non – related parties for a total amount of $59,106. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly.

As of March 31, 2012, our assets totalled $492,576, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of March 31, 2012, our total liabilities consisted of accounts payable and accrued liabilities of $273,340, related party notes payable of $20,614 (net of discount), Promissory notes of $59,106, and non-related party convertible notes of $158,000  (net of discount). As of March 31, 2012, we had an accumulated deficit of $1,645,494 and a working capital deficit of $252,483.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of March 31, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of March 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management is evaluating our control environment and plans to make improvements to the quality of our controls.  When changes are made to our control structure it will be disclosed in future filings.

PART II

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2012 the Company did not issue shares of common stock.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 15, 2012

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	May 15, 2012
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 15, 2012
Richard Jagodnik