Form 10-K/A
period 2011-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2012-08-20
CIK 1370804

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

There were 18,106,481shares of common stock outstanding as of August 16, 2012.

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

Overall Operating Results:

For the year ended December 31, 2011 revenues from radiology services were $3,536,176 compared to $3,050,901 for the year ended December 31, 2010, an increase of 16% or $485,275.This increase in revenues was due to a new contract obtained in 2011, an increase in demand for radiology services from existing clients, as well as having a full year of service of a new contract obtained in 2010 reflecting in the 2011 financial statements, as opposed to six months of services reflecting in 2010.

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

As of December 31, 2011, our assets totaled $456,293, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of December 31, 2011, our total liabilities consisted of accounts payable and accrued liabilities of $230,873, related party notes payable of $19,960 (net of discount), Promissory notes of $84,590, and non related party convertible notes of $166,333 (net of discount). As of December 31, 2011, we had an accumulated deficit of $1,671,091 and a working capital deficit of $309,426.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 26, 2012, except for the restatements discussed in Note 3, as to which the date is August 16, 2012

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$54,504	$19,671
Accounts Receivable, net	137,744	127,144
Prepaid Expenses	7,144	10,643
Total Current Assets	199,392	157,458
Property and Equipment
Equipment	103,136	105,436
Less: Accumulated Depreciation	(101,762)	(102,587)
Total Property and Equipment, net	1,374	2,849
Intangibles
Hospital Contracts	794,707	794,707
Non Compete Contract	105,328	105,328
Less: Accumulated Amortization	(650,406)	(535,192)
Total Intangible Assets, net	249,629	364,843
Other Assets
Deposits	4,932	4,942
Loans Receivable	966	581
Total Other Assets	5,898	5,523
TOTAL ASSETS	$456,293	$530,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$230,873	$247,543
Promissory Notes	84,590	-
Loans Payable	-	27,402
Loan Payable – Related Party	-	8,360
Note Payable – Shareholder	7,062	7,282
Convertible Note – Shareholder, net short term portion	19,960	-
Convertible Notes, net short term portion	166,333	45,159
Total Current Liabilities	508,818	335,746
Long Term Liabilities
Convertible Note – Shareholder, net	-	17,470
Convertible Notes, net	-	147,337
Total Long Term Liabilities	-	164,807
Total Liabilities	508,818	500,553

Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, and 18,056,481 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	18,107	18,057
Additional Paid-In Capital	1,597,413	1,595,753
Accumulated Other Comprehensive Gain (Loss)	3,046	(1,403)
Accumulated Deficit	(1,671,091)	(1,582,287)
Total Stockholders’ Equity (Deficit)	(52,525)	30,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$456,293	$530,673

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations
For the Years Ended

	December 31, 2011	December 31, 2010
Revenue:
Sales	$3,536,176	$3,050,901
Less: Cost of sales	2,905,077	2,507,383
Gross Margin	631,099	543,518

Operating Expenses:
Advertising	1,322	41,117
Amortization	115,214	188,438
Depreciation	1,426	3,771
Impairment Loss	-	100,000
General and Administrative	46,933	61,589
Insurance	19,806	16,839
Labor	120,644	110,353
Legal and professional	97,869	276,113
Management fees	9,632	8,502
Rent Office Space and Servers	94,800	80,516
Reading Fees Rebate	28,500	-
Travel	6,366	3,932
Total Operating Expenses	542,512	891,170
Net Gain / (Loss) from Operations	88,587	(347,652)

Other Income and (Expenses):
Other Income	6,757	21,372
Foreign Currency Gains/(Losses)	(291)	(20,304)
Settlement on Business Combination	-	112,120
Amortization of Debt Discount	(105,145)	(71,192)
Interest Expense	(37,840)	(44,790)
Total Other Income/(Expenses)	(136,519)	(2,794)

Loss Before Provision for Income Taxes	(47,932)	(350,446)
Provision for Income Taxes	(40,872)	-
Net Loss	(88,804)	(350,446)
Comprehensive Income/(Loss)	4,449	1,627
Total comprehensive Loss	$(84,355)	$(348,819)
Basic and Diluted Income / (Loss) per Share	$(0.005)	$(0.019)
Weighted Average Shares Outstanding:
Basic and Diluted	18,073,056	18,150,657

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Changes in Stockholders’ Equity
From January 1, 2010 through December 31, 2011

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
Balance at January 1, 2010	$16,532	16,531,256	$1,268,245	$(1,231,841)	$(3,030)	$49,906
Proceeds from Sale of stock	450	450,000	35,550			36,000
Shares issued for Services	185	185,000	21,015			21,200
Shares Cancelled for Services	(50)	(50,000)	(5,950)			(6,000)
Shares Cancelled as part of Settlement	(1,000)	(1,000,000)	(99,000)			(100,000)
Shares Issued for Convertible Notes	1,440	1,440,225	208,849			210,289
Shares issued for payment of Acquisition Liability	500	500,000	149,500			150,000
Capital Contribution			17,543			17,543
Comprehensive income ( Loss)					1,627	1,627
Net Income ( Loss)				(350,446)		(350,446)
Balance at December 31, 2010	$18,057	18,056,481	$1,595,753	$(1,582,287)	$(1,403)	$30,120
Shares Issued for Services	50	50,000	950			1,000
Capital Contribution			710			710
Comprehensive Income ( Loss)					4,449	4,449
Net Income (Loss)				(88,804)		(88,804)
Balance at December 31, 2011	$18,107	18,106,481	$1,597,413	$(1,671,091)	$3,046	$(52,525)

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(88,804)	$(350,446)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,426	3,771
Accrued Interest Converted into note	32,743	24,110
Interest imputed on shareholder loan	710	728
Interest imputed on promissory notes	-	16,816
Amortization of Debt Discount	105,145	71,192
Shares issued for services	1,000	15,200
Amortization of Intangible Assets	115,214	188,438
Foreign currency transaction Gain/ Loss	(1,733)	18,516
Impairment Loss on Intangible Assets	-	100,000
Settlement on Business Combination	-	(112,120)
Changes in operating assets and liabilities:
Accounts Receivable	(10,600)	(53,754)
Deposits and prepaid expenses	3,499	(13,674)
Accounts Payable and accrued liabilities	(29,192)	46,238
Loans Receivable	(385)	(581)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	187,407	(45,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Cash	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	36,000
Proceeds from related party debt	-	54,306
Principal payments on Related Party debt	(23,927)	(13,125)
Principal payments on debt	(137,058)	(273,574)
Proceeds from debt issuance	49,824	390,061
Settlement payment	(45,862)	(148,134)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(157,023)	45,534
Gain due to foreign currency translation	4,449	1,627
NET CHANGE IN CASH	34,833	1,595
CASH AT BEGINNING OF PERIOD	19,671	18,076
CASH AT END OF PERIOD	$54,504	$19,671

Cash paid during the year for:
Interest	$5,097	$3,136
Income Taxes	$-	$-
Non-cash financing and investing activities:
Issuance of Earn-Out shares	$-	$150,000
Shares Issued for Settlement of Debt	$-	$210,290

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

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets.  .  In accordance with ASC Topic 350, goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of December 31, 2011, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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
$249,629

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the twelve months ended December 31, 2011, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are each renewable in 2013. As described above in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company recognized a foreign currency translation gain of $4,449 and $1,627 for the years ended December 31, 2011 and 2010, respectively.

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

The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2011	December 31, 2010
Numerator:
Continuing operations:
Loss from continuing operations	$(84,355)	$(350,446)
Total	$(84,355)	$(350,446)

Net loss	$(84,355)	$(350,446)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,073,056	18,150,657

EPS:
Basic:
Continuing operations	$(0.005)	$(0.019)
Net loss	$(0.005)	$(0.019)

Diluted
Continuing operations	$(0.005)	$(0.019)
Net loss	$(0.005)	$(0.019)

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

Note 3. Correction of Errors and Restatements

The company has restated its consolidated balance sheet, consolidated statement of operations, and consolidated cash flow for the year ended December 31, 2011 to correct errors in its accounting. The Company had incorrectly calculated CTS income tax payable at the time of filing the December 31, 2011 financial statements, and a provision for Income Taxes was not reflected. In June 2012, CTS income tax return was prepared and taxes payable were calculated and assessed at $40,872. The provision for income taxes, liabilities, and accumulated Deficit were corrected in the December 31, 2011 financial statements.

The following are the previous and corrected balances for the year ended December 31, 2011:

December 31, 2011 Consolidated Financial Statements	Line Item	Corrected	Previously Stated

Consolidated Balance Sheet	Total Current Liabilities	230,873	190,245
Consolidated Balance Sheet	Total Liabilities	508,818	468,190
Consolidated Balance Sheet	Accumulated other comprehensive gain	3,046	2,802
Consolidated Balance Sheet	Accumulated deficit	(1,671,091)	(1,630,219)
Consolidated Balance Sheet	Stockholders’ deficit	(52,525)	(11,897)
Consolidated Statement of Operations	Provision for Income Taxes	(40,872)
Consolidated Statement of Operations	Net Loss	(84,599)	(43,727)
Consolidated Statement of Cash Flow	Net Cash provided by operating activities	187,407	187,651)
Consolidated Statement of Cash Flows	Gain due to foreign currency translation	4,449	4,205

Note 4. Lease Commitments

CTS has a lease for its off-site servers at a cost of approximately $2,572 per month. This lease was accounted for as an operating lease and will expire in June 2012. The lease agreement includes an automatic renewal term of one year at the same monthly lease payment, for a maximum of five annual renewal terms.

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

Note 5. Accounts Payable and Accrued Liabilities

As of December 31, 2011 and December 31, 2010, the trade payables and accrued liabilities of the Company were $230,873 and $247,543, respectively. Of the total amount as of December 31, 2011, approximately $167,880 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2010, approximately $128,000 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Note 6. Promissory Notes

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

Note 8. Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2011, the Company had a cumulative net operating loss carryover of approximately $1,152,339 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2011:

	2011	2010
Deferred tax asset	$391,795	$388,000
Less valuation allowance	(391,795)	(388,000)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2011 follows:

	2011	2010
Expected Provision (based on statutory rate)	$(14,867)	$(109,000)
Increase to deferred tax valuation allowance for net operating loss carry forward	14,867	109,000
Net provision	$-	$-

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

For the year ended December 31, 2011 CTS has incurred $40,872 in federal and provincial income taxes payable to Canada Revenue Agency.

Note 9. Related Party Transaction

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

Note 10. Major Customers

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

Note 14. Subsequent Events

Six of the convertible notes (see Note 7. Above) were due in March 2012, all notes holders have agreed to extend the note for one additional year on the same terms and conditions.

The company evaluated subsequent events through March 30, 2011.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 20, 2012

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	August 20, 2012
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	August 20, 2012
Richard Jagodnik