Form 10-Q/A
period 2012-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2012-08-20
CIK 1370804

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

As of August 19, 2012 the Company had outstanding 18,106,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$105,190	$54,504
Accounts Receivable, net	153,192	137,744
Prepaid Expenses	7,257	7,144
Total Current Assets	265,639	199,392
Property and Equipment
Equipment	70,201	103,136
Less: Accumulated Depreciation	(70,201)	(101,762)
Total Property and Equipment, net	-	1,374
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	105,328	105,328
Less: Accumulated Amortization	(679,209)	(650,406)
Total Intangible Assets, net	220,826	249,629
Other Assets
Deposits	5,020	4,932
Loans Receivable	1,091	966
Total Other Assets	6,111	5,898
TOTAL ASSETS	$492,576	$456,293

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$313,968	$230,873
Promissory Notes	59,106	84,590
Note Payable - Shareholder	7,062	7,062
Convertible Note - Shareholder, net short term portion	20,614	19,960
Convertible Notes, net short term portion	158,000	166,333
Total Current Liabilities	558,750	508,818
Long Term Liabilities
Convertible Note - Shareholder, net	-	-
Convertible Notes, net	-	-
Total Long Term Liabilities	-	-
Total Liabilities	558,750	508,818
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, shares issued and outstanding at March 31, 2012 and December 31, 2011	18,107	18,107
Additional Paid-In Capital	1,597,589	1,597,416
Accumulated Other Comprehensive Gain	4,496	3,046
Accumulated Deficit	(1,686,366)	(1,671,091)
Total Stockholders' Deficit	(66,174)	(52,525)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,576	$456,293

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

Amortization of Intangible Assets

The amortization expense of intangible assets with finite useful lives was $28,803 for the three months ended March 31, 2012 and 2011.

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

On January 1, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

Note 5.  Accounts Payable and Accrued Liabilities

As of March 31, 2012 and December 31, 2011, the trade payables and accrued liabilities of the Company were $313,968 and $230,873, respectively. Of the total amount as of March 31, 2012, approximately $261,128 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business and.  Of the total amount as of December 31, 2011, approximately $167,878 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Note 12. Correction of Errors and Restatements

The company has restated its consolidated balance sheet, consolidated statement of operations, and consolidated cash flow for the year ended December 31, 2011 to correct errors in its accounting. The Company has incorrectly calculated CTS income tax payable at the time of filing the December 31, 2011 financial statements, and a provision for Income Taxes was not reflected. In June 2012 CTS income tax return was prepared and taxes payable were calculated and assessed at $40,872. The provision for income taxes, liabilities, and accumulated Deficit were corrected in the December 31, 2011 financial statements.

The following are the previous and corrected balances for the year ended December 31, 2011:

December 31, 2011 Consolidated Financial Statements	Line Item	Corrected	Previously Stated

Consolidated Balance Sheet	Total Current Liabilities	230,873	190,245
Consolidated Balance Sheet	Total Liabilities	508,818	468,190
Consolidated Balance Sheet	Accumulated other comprehensive gain	3,046	2,802
Consolidated Balance Sheet	Accumulated deficit	(1,671,091)	(1,630,219)
Consolidated Balance Sheet	Stockholders’ deficit	(52,525)	(11,897)
Consolidated Statement of Operations	Provision for Income Taxes	(40,872)	-
Consolidated Statement of Operations	Net Loss	(84,599)	(43,727)
Consolidated Statement of Cash Flow	Net Cash provided by operating activities	187,407	187,651)

The following are the previous and corrected balances for the three months ended March 31, 2012:

March 31, 2012 Consolidated Financial Statements	Line Item	Corrected	Previously Stated

Consolidated Balance Sheet	Total Current Liabilities	313,968	273,340
Consolidated Balance Sheet	Total Liabilities	558,750	518,122
Consolidated Balance Sheet	Accumulated other comprehensive gain	4,496	4,252
Consolidated Balance Sheet	Accumulated deficit	(1,686,366)	(1,645,494)
Consolidated Balance Sheet	Stockholders’ deficit	(66,174)	(25,546)

Note 13. Subsequent events

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2012 through May 15, 2012. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

As of March 31, 2012, our assets totalled $492,576, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of March 31, 2012, our total liabilities consisted of accounts payable and accrued liabilities of $313,968, related party notes payable of $20,614 (net of discount), Promissory notes of $59,106, and non-related party convertible notes of $158,000 (net of discount). As of March 31, 2012, we had an accumulated deficit of $1,686,366 and a working capital deficit of $293,111.

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