Form 10-Q
period 2012-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2012-08-20
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 20, 2012 the Company had outstanding 18,106,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$45,220	$54,504
Accounts Receivable, net	145,301	137,744
Prepaid Expenses	5,692	7,144
Total Current Assets	196,213	199,392
Property and Equipment
Equipment	68,842	103,136
Less: Accumulated Depreciation	(68,842)	(101,762)
Total Property and Equipment, net	-	1,374
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	105,328	105,328
Less: Accumulated Amortization	(708,013)	(650,406)
Total Intangible Assets, net	192,022	249,629
Other Assets
Deposits	4,922	4,932
Loans Receivable	2,122	966
Total Other Assets	7,044	5,898
TOTAL ASSETS	$395,279	$456,293

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$240,851	$230,873
Promissory Notes	75,589	84,590
Note Payable - Shareholder	7,062	7,062
Convertible Note - Shareholder, net short term portion	16,911	19,960
Convertible Notes, net short term portion	131,073	166,333
Total Current Liabilities	471,486	508,818
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	471,486	508,818
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, shares issued and outstanding at June 30, 2012 and December 31, 2011	18,107	18,107
Additional Paid-In Capital	1,597,766	1,597,413
Accumulated Other Comprehensive Gain	3,937	3,046
Accumulated Deficit	(1,696,017)	(1,671,091)
Total Stockholders' Deficit	(76,207)	(52,525)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,279	$456,293

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue:
Sales	$832,016	$968,307	$1,642,654	$1,871,258
Less: Cost of sales	678,594	793,297	1,344,031	1,546,169
Gross Margin	153,422	175,010	298,623	325,089

Operating Expenses:
Advertising	379	170	1,672	1,010
Amortization	28,804	28,804	57,607	57,607
Depreciation	-	370	1,388	735
General and Administrative	10,351	8,147	26,017	19,754
Insurance	5,120	5,129	10,286	9,927
Labor	28,311	31,120	57,120	58,979
Legal and professional	32,820	26,922	46,705	57,120
Management fees	2,390	2,383	4,782	4,790
Rent Office Space and Servers	23,807	24,708	47,691	49,148
Travel	377	27	5,954	2,926
Total Operating Expenses	132,359	127,780	259,222	261,996
Net Gain / (Loss) from Operations	21,063	47,230	39,401	63,093

Other Income and (Expenses):
Other Income	19,943	-	20,240	-
Foreign Currency Gains/(Losses)	2,174	(963)	(2,857)	(9,850)
Amortization of Debt Discount	(8,363)	(26,286)	(30,623)	(52,572)
Interest Expense	(5,543)	(9,951)	(12,161)	(21,277)
Total Other Income/(Expenses)	8,211	(37,200)	(25,401)	(83,699)

Income (Loss) Before Provision for Income Taxes	29,274	10,030	14,000	(20,606)
Provision for Income Taxes	(38,926)	-	(38,926)	-
Net Income / (Loss)	(9,652)	10,030	(24,926)	(20,606)
Other Comprehensive Income (Loss)	(559)	664	891	1,436
Total Comprehensive Income (Loss)	$(10,211)	$10,694	$(24,035)	$(19,170)
Basic and Diluted Income (Loss) per Share	$(0.001)	$0.001	$(0.001)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	18,106,481	18,056,481	18,106,481	18,056,481

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$24,926	$(20,606)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	1,388	735
Accrued Interest Converted into note	10,354	18,517
Interest imputed on shareholder loan	353	357
Amortization of Debt Discount	30,623	52,574
Amortization of Intangible Assets	57,607	57,607
Foreign currency transaction Gain/ Loss	1,137	8,050
Changes in operating assets and liabilities:
Accounts Receivable	(7,557)	(24,723)
Deposits and prepaid expenses	1,452	1,796
Accounts Payable and accrued liabilities	9,978	21,035
Loans Receivable	(1,156)	(1,851)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	79,253	113,491

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Related Party debt	(9,395)	(15,735)
Principal payments on debt	(95,033)	(67,866)
Proceeds from debt issuance	15,000	49,825
Settlement payment	-	(45,862)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(89,428)	(79,638)
Gain due to foreign currency translation	891	1,437
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,284)	35,290
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,504	19,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,220	$54,961

Cash paid during the year for:
Interest	$1,807	$2,759
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to June 30, 2012 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012, and December 31, 2011, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2012, and December 31, 2011 there was no allowance for bad debts.  As of June 30, 2012, and December 31, 2011, four customers totaled approximately 90% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”), Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets.  In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of June 30, 2012, the Company has not acquired any indefinite-lived intangible assets and goodwill.

Intangible Assets

CTS has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts vary between one and five years. The contracts do not specify any minimum billings for any period of time. These contracts were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the life of the contract using the straight line method.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a life of five years and the value attributed to it will be amortized over the same period.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $708,013 and $650,406 in June 30, 2012 and December 31, 2011, respectively.

For these assets, remaining amortization expense over the next five years is expected to be $192,022.

Year	USD
2012	$57,607
2013	115,213
2014	19,202
2015	-
2016	-
$192,022

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the six months ended June 30, 2012, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are each renewable in 2013. As described above in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the three months ended June 30, 2012.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended June 30, 2012.

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

The Company recognized a foreign currency gain on transactions from operations of $2,174, and a foreign currency loss of $963 for the three months ended June 30, 2012 and June 30, 2011, respectively.

The Company recognized a foreign currency translation loss of $559 and a foreign currency translation gain of $664 for the three months ended June 30, 2012 and June 30, 2011, respectively.

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

Net Income / (Loss) Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net income / (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Continuing operations:
Net Income/(Loss) from continuing operations	$(10,211)	$10,694	$(24,035)	$(19,170)
Total	$(10,211)	$10,694	$(24,035)	$(19,170)

Net Income/(Loss)	$(10,211)	$10,694	$(24,035)	$(19,170)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,106,481	18,056,481	18,106,481	18,056,481

EPS:
Basic:
Income/(Loss) from continuing operations	$(0.001)	$0.001	$(0.001)	$(0.001)
Net Income/(loss)	$(0.001)	$0.001	$(0.001)	$(0.001)

Diluted
Income/(Loss) from continuing operations	$(0.001)	$0.001	$(0.001)	$(0.001)
Net Income/(Loss)	$(0.001)	$0.001	$(0.001)	$(0.001)

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At June 30, 2012 and December 31, 2011, the major class of property and equipment were as follows:

	June 30, 2012	December 31, 2011	Estimated useful lives
Computer/Office Equipment	$68,842	$103,136	3 years
Less: Accumulated Depreciation	(68,842)	(101,762)
Net Book Value	$-	$1,374

As of March 31, 2012 all computer and office equipment were fully depreciated, as such there was no depreciation expense for the three month ended June 30, 2012. For the three months ended June 30, 2011 depreciation expense was $370.

During the six months ended June 30, 2012 some obsolete equipment for the amount of $32,834 were written off and the related accumulated depreciation was reversed.

Note 4.  Lease Commitments

CTS has a lease for its off-site servers at a cost of approximately $2,600 per month. This lease was accounted for as an operating lease and will expire on August 31, 2012. CTS will be purchasing the off – site servers on September 1, 2012.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March 2013.

Expected remaining lease commitments for the next three years:

Year	Office Space	Servers	Total
2012	$31,800	$-	$31,800
2013	15,900	-	15,900
2014	-	-	-
	$47,700	$-	$47,700

Note 5.  Accounts Payable and Accrued Liabilities

As of June 30, 2012 and December 31, 2011, the trade payables and accrued liabilities of the Company were $240,851 and $230,873, respectively. Of the total amount as of June 30, 2012, approximately $207,690 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2011, approximately $167,878 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

In March 2012, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government  and responsible for paying for services CTS provides, determined that certain payments made between October 2009 and September 2010 were made in error.  The issue revolves around payments made for STAT or Emergency calls that CTS provided and if we qualified for this benefit payment. This finding was a part of a larger study of “C” code payments to all radiologists in Ontario including CTS radiologists.  OHIP has since determined that our radiologists did not qualify for this remuneration and as such we are paying back the money.  We have recorded expense for the 2011 year of $28,500. This will be paid out over 9 months starting in March 2012. CTS estimates it may have exposure of up to another $10,000.

In light of the issue regarding qualifying for this “C” payment, OHIP revised its schedule payment fees list in October 2010 and added in a “E” code fee to cover Teleradiology and additional numeration for STAT calls and ensuring there were no issues going forward. During the six months ended June 30, 2012 $12,900 was paid out towards the estimated liability.

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

During the six months ended June 30, 2012, $3,690 in accrued interest was recorded on the notes, $15,000 in additional proceeds was received and $27,691 was paid toward the balance of the notes.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2011	$-
Proceeds from Notes Issuances	77,228
Less: Payments in 2011	(380)
Added: Accrued Interest	7,742

Promissory notes at December 31, 2011	$84,590

Added: Proceeds through June 30, 2012	15,000
Added: Accrued Interest through June 30, 2012	3,690
Less: Payments through June 30, 2012	(27,691)

Promissory notes at June 30, 2012	$75,589

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  An amortization of the discount for the six months ended June 30, 2012 was $30,623.

For the six months ended June 30, 2012, $6,665 in accrued interest was recorded on the notes.

For the six months ended June 30, 2012, $1,140 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of the Notes are as follows:

Issuance Date	December 31, 2011 Balance	Six Months ended June 30, 2012 Accrued Interest	Six Months ended June 30, 2012 Foreign Exchange Gain/(Loss)		Six Months ended June 30, 2012 (Payments)	Six Months Ended June 30, 2012 Amortization Of Debt Discount	June 30, 2012 Balance	Maturity date
March 1, 2010	$11,558	$365	$	n/a	$(4,500)	$971	$8,395	March 31, 2013
April 14, 2010	11,801	403		n/a	(4,500)	1,267	8,970	April 30, 2013
March 4, 2010	11,162	328		(80)	(4,492)	971	8,049	March 31, 2013
March 18, 2010	11,455	365		(80)	(4,492)	1,457	8,865	March 31, 2013
March 22, 2010	11,040	326		(80)	(4,492)	971	7,925	March 31, 2012
March 1, 2010	11,189	328		(118)	(4,492)	971	8,114	March 31, 2013
February 26, 2010	32,282	984		(225)	(15,230)	3,788	22,049	March 31, 2013
April 16, 2010	11,247	372		(79)	(4,492)	1,457	8,663	March 31, 2013
June 1, 2010	19,960	770		(127)	(9,395)	5,449	16,911	June 1, 2013
June 17, 2010	9,839	440		(80)	(4,492)	4,163	10,028	June 1, 2013
August 6, 2010	12,920	514		(80)	(4,492)	2,081	11,102	September 1, 2012
September 23, 2010	20,945	881		(113)	(7,173)	3,330	18,096	October 1, 2012
October 19, 2010	10,895	588		(80)	(4,492)	3,746	10,817	November 1, 2012
Total	$186,293	$6,665		$(1,140)	$(76,736)	$30,623	$147,984

Summary of the Notes is as follows:

	June 30, 2012	December 31, 2011
Convertible notes Beginning Balance	$220,245	$349,066
Less: unamortized debt discount	(3,330)	(33,955)
Convertible notes principal, net	216,915	315,111

Less: Payments in Period	(76,736)	(151,801)
Added: Foreign exchange (gain) loss	1,140	(2,016)
Added: Accrued interest	6,665	25,000
Total Convertible notes, net	$147,984	$186,293

Less: Short term portion, net	131,073	166,333
Less: Shareholder short term portion, net	16,911	19,960
Long term portion, net	$-	$-

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2012 - (Before maturity dates)	$60,935	4,146	(3,330)
2012 - (On maturity dates) *	20,607	11,373
2013	10,818	22,252
2013 - (On Maturity Dates) *	20,607	19,597
2014	-
Total	$112,968	57,368	(3,330)

*All unpaid principal together with the balance of unpaid and accrued interest that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 8.  Related Party Transactions

For the six months ended June 30, 2012, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange loss of $127 was recorded for the six months ended June 30, 2012. For the six months ended June 31, 2012 $770 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at June 30, 2012, is $16,911, including accrued interest.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2011	7,062	19,960
Added: Accrued Interest	-	770
Added: Foreign Exchange Loss	-	127
Less: Payments	-	(9,395)
Added: Amortization of Debt Discount	-	5,449
Balance at June 30, 2012	7,062	16,911

Note 9. Major Customers

For the three months ending June 30, 2012 and 2011, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended June 30, 2012 and 2011 are as follow:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$270,625	33%	$236,319	25%
Contract B	-	0%	155,961	17%
Contract E	337,089	41%	307,599	33%
Contract F	$137,881	17%	$129,051	14%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at		Balance at
	June 30, 2012		December 31, 2011
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$16,918	12%	$19,382	14%
Contract E	54,692	38%	31,603	23%
Contract F	44,772	31%	50,556	37%
Contract G	15,537	11%	21,633	16%
Contract H	$13,423	9%	$12,269	9%

Note 10. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended June 30, 2012 and 2011 were $14,175 and $20,600, respectively.

Note 11.  Common Stock Transactions

For the twelve months ended December 31, 2011, 50,000 shares were issued for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

No shares were issued for the six months ended June 30, 2012.

Note 12. Subsequent events

On September 1, 2012 CTS will be purchasing the off-site servers which it has previously leased for approximately $2,600 per month. The purchase amount of the off – site servers is $3,757 and is to be paid by December 31, 2012.

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2012 through August 20, 2012, the date these financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the six and three months ended June 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

As our CTS subsidiary operates solely in Canada, we do not expect the recent U.S. healthcare reform legislation to have a material effect on our business or results of operations.

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

Operations

CTS

In the first and second quarter of 2012, the Company focused on external marketing for CTS in order to gain new clients.

Diagnostic Imaging Clinics

In the first and second quarter of 2012 the Company continued to explore opportunities for acquiring an MR clinic.

Overall Operating Results:

For the six months ended June 30, 2012, revenues from radiology services were $1,642,654 compared to $1,871,258 for the six months ended June 30, 2011, a decrease of 12% or $228,604. This decrease in revenues was due to one of the Company’s client hospitals ending service with CTS, citing a desire by the current team to bring the workload back into the hospital and a change in the workflow within the hospital.  The client hospital has communicated that this change was not a reflection on CTS service. In addition, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government and responsible for paying for services CTS provides has reduced most radiology fees by approximately 5% which contributed to the decrease in sales. OHIP has also announced plans to reduce fees by a further 6% over the next 3 years.  The move by the Ontario government was unilateral and the radiology association may choose to challenge the cut backs.

For the six months ended June 30, 2012 cost of sales incurred were $1,344,031 compared to $1,546,169 for the six months ended June 30, 2011, a decrease of 13% or $114,703. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales slightly decreased from 83% to 82% due to reduction in service fees to our main system service provider.

Operating expenses for the six months ended June 30, 2012 and June 30, 2011, totalled $259,222 and $261,996, respectively.

During the six months ended June 30, 2012, we incurred $58,995 in amortization and depreciation expenses, $46,705 in legal and professional fees, $26,017 in general and administrative costs, $4,782 in management fees, $1,672 in advertising and promotion, $57,120 for labor, and $57,977 for rent and insurance.

During the six months ended June 30, 2011, we incurred $58,342 in amortization and depreciation expenses, $57,120 in legal and professional fees, $19,754 in general and administrative costs, $4,790 in management fees, $1,010 in advertising and promotion, $58,979 for labor, and $59,075 for rent and insurance.

For the three months ended June 30, 2012, revenues from radiology services were $832,016 compared to $968,307 for the three months ended June 30, 2011, a decrease of 14% or $136,291.

For the three months ended June 30, 2012 cost of sales incurred were $678,594 compared to $793,297 for the three months ended June 30, 2011, a decrease of 14% or $114,703. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales remained constant at 82%.

Operating expenses for the three months ended June 30, 2012 and June 30, 2011, totalled $132,359 and $127,780, respectively.

During the three months ended June 30, 2012, we incurred $28,804 in amortization expenses, $32,820 in legal and professional fees, $10,351 in general and administrative costs, $2,390 in management fees, $379 in advertising and promotion, $28,311 for labor, and $28,927 for rent and insurance.

During the three months ended June 30, 2011, we incurred $29,174 in amortization and depreciation expenses, $26,922 in legal and professional fees, $8,147 in general and administrative costs, $2,383 in management fees, $170 in advertising and promotion, $31,120 for labor, and $29,837 for rent and insurance.

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

The Company’s operations have produced $832,016 of revenues for the three months ended June 30, 2012, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2012 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. For the three months ended June 30, 2012, the balance outstanding on this note was $7,062.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 8 above. The note is carried in Canadian dollars and a foreign exchange loss of $127 was recorded for the six months ended June 30, 2012. For the six months ended June 31, 2012 $770 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at June 30, 2012, is $16,911, including accrued interest.

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

As of June 30, 2012 the Company has promissory notes to non – related parties for a total amount of $75,589. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly.

As of June 30, 2012, our assets totalled $395,279, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of June 30, 2012, our total liabilities consisted of accounts payable and accrued liabilities of $240,851, related party notes payable of $16,911 (net of discount), Promissory notes of $75,589, and non-related party convertible notes of $131,073  (net of discount). As of June 30, 2012, we had an accumulated deficit of $1,696,017 and a working capital deficit of $274,274.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of June 30, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of June 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management is evaluating our control environment and plans to make improvements to the quality of our controls. When changes are made to our control structure it will be disclosed in future filings.

PART II

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2012 the Company did not issue shares of common stock.

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

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	August 20, 2012
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	August 20, 2012
Richard Jagodnik	and Director