Form 10-Q
period 2012-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2012-11-13
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012 the Company had outstanding 18,106,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$153,717	$54,504
Accounts Receivable, net	160,840	137,744
Prepaid Expenses	5,179	7,144
Total Current Assets	319,736	199,392
Property and Equipment
Equipment	75,109	103,136
Less: Accumulated Depreciation	(71,396)	(101,762)
Total Property and Equipment, net	3,713	1,374
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	105,328	105,328
Less: Accumulated Amortization	(736,816)	(650,406)
Total Intangible Assets, net	163,219	249,629
Other Assets
Deposits	5,099	4,932
Restricted Deposit	20,000	-
Loans Receivable	3,177	966
Total Other Assets	28,276	5,898
TOTAL ASSETS	$514,944	$456,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$277,091	$230,873
Promissory Notes	120,029	84,590
Note Payable – Shareholder	7,062	7,062
Loans Payable	100,000	-
Convertible Note – Shareholder, net short term portion	15,029	19,960
Convertible Notes, net short term portion	106,111	166,333
Total Current Liabilities	625,322	508,818
Long Term Liabilities
Convertible Note – Shareholder, net	-	-
Convertible Notes, net	-	-
Total Long Term Liabilities	-	-
Total Liabilities	625,322	508,818
Stockholders’ Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 18,106,481, shares issued and outstanding at September 30, 2012 and December 31, 2011	18,107	18,107
Additional Paid-In Capital	1,597,943	1,597,413
Accumulated Other Comprehensive Gain	3,267	3,046
Accumulated Deficit	(1,729,695)	(1,671,091)
Total Stockholders’ Deficit	(110,378)	(52,525)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$514,944	$456,293

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue:
Sales	$846,043	$957,775	$2,488,697	$2,829,033
Less: Cost of sales	690,014	782,984	2,034,045	2,329,153
Gross Margin	156,029	174,791	454,652	499,880

Operating Expenses:
Advertising	3,136	164	4,808	1,174
Amortization	28,803	28,803	86,410	86,410
Depreciation	109	367	1,497	1,102
General and Administrative	12,473	13,405	38,490	33,159
Insurance	5,210	5,274	15,496	15,201
Labor	29,946	39,647	87,066	98,626
Legal and professional	48,427	12,927	95,132	70,047
Management fees	2,387	2,489	7,169	7,279
Rent Office Space and Servers	22,032	24,429	69,723	73,577
Travel	105	1,507	6,059	4,433
Total Operating Expenses	152,628	129,012	411,850	391,008
Net Gain from Operations	3,401	45,779	42,802	108,872

Other Income and (Expenses):
Other Income	-	-	20,240	-
Foreign Currency Gains/(Losses)	(5,394)	13,508	(8,251)	3,658
Amortization of Debt Discount	(3,330)	(26,287)	(33,953)	(78,859)
Interest Expense	(6,553)	(8,851)	(18,714)	(30,128)
Total Other Income/(Expenses)	(15,277)	(21,630)	(40,678)	(105,329)

Income / (Loss) Before Provision for Income Taxes	(11,876)	24,149	2,124	3,543
Provision for Income Taxes	(21,802)	-	(60,728)	-
Net Income / (Loss)	(33,678)	24,149	(58,604)	3,543
Other Comprehensive Income/(Loss)	(670)	(4,866)	221	(3,430)
Total Comprehensive Income / (Loss)	$(34,348)	$19,283	$(58,383)	$113
Basic and Diluted Income / (Loss) per Share	$(0.002)	$0.001	$(0.003)	$0.000
Weighted Average Shares Outstanding:
Basic and Diluted	18,106,481	18,072,242	18,106,481	18,061,792

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$(58,604)	$3,543
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	1,497	1,102
Accrued Interest Converted into note	14,779	26,194
Interest imputed on shareholder loan	530	535
Interest imputed on promissory notes	-	-
Amortization of Debt Discount	33,953	78,859
Shares issued for services	-	1,000
Amortization of Intangible Assets	86,410	86,410
Foreign currency transaction Gain/ Loss	5,308	(6,003)
Changes in operating assets and liabilities:
Accounts Receivable	(23,096)	(7,299)
Deposits and prepaid expenses	1,965	3,749
Accounts Payable and accrued liabilities	46,218	(40,718)
Loans Receivable	(2,211)	(236)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	106,749	147,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Deposit	(20,000)	-
Equipment Purchase	(3,819)	-
NET CASH USED IN INVESTING ACTIVITIES	(23,819)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	180,000	49,825
Principal payments on Related Party debt	(12,103)	(21,240)
Principal payments on debt	(151,835)	(103,655)
Settlement payment	-	(45,862)
NET CASH AND CASH EQUIVALENTS (USED) IN / PROVIDED BY FINANCING ACTIVITIES	16,062	(120,932)
Gain / (Loss) due to foreign currency translation	221	(3,430)
NET CHANGE IN CASH AND CASH EQUIVALENTS	99,213	22,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,504	19,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,717	$42,445

Cash paid during the year for:
Interest	$3,935	$3,934
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to September 30, 2012 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012, and December 31, 2011, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2012, and December 31, 2011 there was no allowance for bad debts.  As of September 30, 2012, and December 31, 2011, four customers totaled approximately 90% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”), Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets.  In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of September 30, 2012, the Company has not acquired any indefinite-lived intangible assets and goodwill.

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

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $736,816 and $650,406 in September 30, 2012 and December 31, 2011, respectively.

For these assets, remaining amortization expense over the next five years is expected to be $163,219.

Year	USD
2012	$28,803
2013	115,214
2014	19,202
2015	-
2016	-
$163,219

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the nine months ended September 30, 2012, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, two contracts that are renewable in 2014 and 2015, one contract that is renewable in 2014, and its two largest contracts, which are each renewable in 2013. As described above in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the three months ended September 30, 2012.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended September 30, 2012.

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

The Company recognized a foreign currency loss on transactions from operations of $5,394, and a foreign currency gain of $13,508 for the three months ended September 30, 2012 and September 30, 2011, respectively.

The Company recognized a foreign currency translation loss of $670 and $4,866 for the three months ended September 30, 2012 and September 30, 2011, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Continuing operations:
Total Comprehensive Income/(Loss)	$(34,348)	$19,283	$(58,383)	$113
Total	$(34,348)	$19,283	$(58,383)	$113

Total Comprehensive Income/(Loss)	$(34,348)	$19,283	$(58,383)	$113

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,106,481	18,072,242	18,106,481	18,061,792

EPS:
Basic:
Total Comprehensive Income/(Loss)	$(0.002)	$0.001	$(0.003)	$0.000
Net Income/(loss)	$(0.002)	$0.001	$(0.003)	$0.000

Diluted
Total Comprehensive Income/(Loss)	$(0.002)	$0.001	$(0.003)	$0.000
Total Comprehensive Income/(Loss)	$(0.002)	$0.001	$(0.003)	$0.000

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note 3.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At September 30, 2012 and December 31, 2011, the major class of property and equipment were as follows:

	September 30, 2012	December 31, 2011	Estimated useful lives
Computer/Office Equipment	$75,109	$103,136	3 years
Less: Accumulated Depreciation	(71,396)	(101,762)
Net Book Value	$3,713	$1,374

As of March 31, 2012 all computer and office equipment were fully depreciated, as such there was no depreciation expense for the three month ended September 30, 2012. For the three months ended September 30, 2011 depreciation expense was $367.

During the nine months ended September 30, 2012 some obsolete equipment for the amount of $32,834 were written off and the related accumulated depreciation was reversed.

On September 1, 2012 CTS has purchased the off-site servers which it has previously leased for approximately $2,600 per month. The purchase amount of the off – site servers was $3,757.

Note 4.  Lease Commitments

CTS had a lease for its off-site servers at a cost of approximately $2,600 per month. This lease was accounted for as an operating lease and expired on August 31, 2012. CTS has purchased the off – site servers on September 1, 2012.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March 2013.

Expected remaining lease commitments for the next three years:

Year	Office Space	Servers	Total
2012	$15,900	$-	$15,900
2013	15,900	-	15,900
2014	-	-	-
	$31,800	$-	$31,800

Note 5.  Accounts Payable and Accrued Liabilities

As of September 30, 2012 and December 31, 2011, the trade payables and accrued liabilities of the Company were $277,091 and $230,873, respectively. Of the total amount as of September 30, 2012, approximately $237,143 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2011, approximately $167,878 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

In March 2012, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government  and responsible for paying for services CTS provides, determined that certain payments made between October 2009 and September 2010 were made in error.  The issue revolves around payments made for STAT or Emergency calls that CTS provided and if we qualified for this benefit payment. This finding was a part of a larger study of “C” code payments to all radiologists in Ontario including CTS radiologists.  OHIP has since determined that our radiologists did not qualify for this remuneration and as such we are paying back the money.  We have recorded expense for the 2011 year of $28,500. This will be paid out over nine months starting in March 2012. CTS estimates it may have exposure of up to another $10,000.

In light of the issue regarding qualifying for this “C” payment, OHIP revised its schedule payment fees list in October 2010 and added in a “E” code fee to cover Teleradiology and additional numeration for STAT calls and ensuring there were no issues going forward. During the nine months ended September 30, 2012 $16,500 was paid out towards the estimated liability.

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

During the nine months ended September 30, 2012, $6,115 in accrued interest was recorded on the notes, $80,000 in additional proceeds was received and $50,677 was paid toward the balance of the notes. $50,000 of the additional proceeds is represented by a new promissory note accruing interest at an annual rate of 10% and paid out monthly.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2011	$-
Proceeds from Notes Issuances	77,228
Less: Payments in 2011	(380)
Added: Accrued Interest	7,742

Promissory notes at December 31, 2011	$84,590

Added: Proceeds through September 30, 2012	80,000
Added: Accrued Interest through September 30, 2012	6,116
Less: Payments through September 30, 2012	(50,677)

Promissory notes at September 30, 2012	$120,029

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized additional paid in capital and a discount against the notes for a total of $210,290.  Amortization of the discount for the nine months ended September 30, 2012 was $33,953.

For the nine months ended September 30, 2012, $8,664 in accrued interest was recorded on the notes.

For the nine months ended September 30, 2012, $5,491 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollars.

The Details of the Notes are as follows:

Issuance Date	December 31, 2011 Balance	Nine Months ended September 30, 2012 Accrued Interest	Nine Months ended September 30, 2012 Foreign Exchange Gain/(Loss)		Nine Months ended September 30, 2012 (Payments)	Nine Months ended September 30, 2012 Amortization of Debt Discount	September 30, 2012 Balance	Maturity date
March 1, 2010	$11,558	$466	$	n/a	$(6,750)	$971	$6,246	March 31, 2013
April 14, 2010	11,801	522		n/a	(6,750)	1,267	6,840	April 30, 2013
March 4, 2010	11,162	411		(332)	(6,742)	971	6,134	March 31, 2013
March 18, 2010	11,455	467		(362)	(6,742)	1,457	6,999	March 31, 2013
March 22, 2010	11,040	416		(322)	(6,742)	971	6,006	March 31, 2012
March 1, 2010	11,189	411		(354)	(6,742)	971	6,183	March 31, 2013
February 26, 2010	32,282	1,201		(960)	(22,946)	3,788	15,284	March 31, 2013
April 16, 2010	11,247	474		(355)	(6,742)	1,457	6,790	March 31, 2013
June 1, 2010	19,960	1,022		(700)	(12,103)	5,450	15,029	June 1, 2013
June 17, 2010	9,839	580		(404)	(6,742)	4,163	8,243	June 1, 2013
August 6, 2010	12,920	692		(456)	(6,742)	2,428	9,754	September 1, 2013
September 23, 2010	20,945	1,197		(746)	(10,773)	4,440	16,555	October 1, 2013
October 19, 2010	10,895	804		(500)	(6,742)	5,619	11,077	November 1, 2012
Total	$186,293	$8,664		$(5,491)	$(113,261)	$33,953	$121,140

Summary of the Notes is as follows:

	September 30, 2012	December 31, 2011
Convertible notes Beginning Balance	$220,246	$349,066
Less: unamortized debt discount	-	(33,955)
Convertible notes principal, net	220,246	315,111

Less: Payments in Period	(113,261)	(151,801)
Added: Foreign exchange (gain) loss	5,491	(2,016)
Added: Accrued interest	8,664	25,000
Total Convertible notes, net	$121,140	$186,293

Less: Short term portion, net	106,111	166,333
Less: Shareholder short term portion, net	15,029	19,960
Long term portion, net	$-	$-

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2012 - (Before maturity dates)	$37,033	4,146	-
2012 - (On maturity dates) *	7,116	11,373	-
2013	22,954	22,252	-
2013 - (On Maturity Dates) *	7,116	19,597	-
2014	-	-	-
Total	$74,220	57,368	-

*All unpaid principal together with the balance of unpaid and accrued interest that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

Note 8.  Related Party Transactions

For the nine months ended September 30, 2012, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $700 was recorded for the nine months ended September 30, 2012. For the nine months ended September 30, 2012 $1,022 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at September 30, 2012, is $15,029, including accrued interest.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2011	$7,062	$19,960
Added: Accrued Interest	-	1,022
Added: Foreign Exchange Loss	-	700
Less: Payments	-	(12,103)
Added: Amortization of Debt Discount	-	5,450
Balance at September 30, 2012	$7,062	$15,029

Note 9. Loans Payable

In September 2012 the Company has received proceeds of $100,000 in short term loans payable from non – related parties. The loans are being held in escrow pending the acquisition of the MRI clinic expected to close by December 15, 2012, or funds to be refunded to investors with no interest.

Note 10. Major Customers

For the three months ending September 30, 2012 and 2011, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended September 30, 2012 and 2011 are as follow:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$298,180	35%	$244,950	26%
Contract B	-	0%	153,321	16%
Contract E	281,128	33%	275,479	29%
Contract F	$146,617	17%	$130,340	14%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at		Balance at
	September 30, 2012		December 31, 2011
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$17,535	11%	$19,382	14%
Contract E	49,452	31%	31,603	23%
Contract F	51,886	32%	50,556	37%
Contract G	19,816	12%	21,633	16%
Contract H	$22,366	14%	$12,269	9%

Note 11. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended September 30, 2012 and 2011 were $13,325 and $19,251, respectively.

Note 12.  Common Stock Transactions

For the twelve months ended December 31, 2011, 50,000 shares were issued for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

No shares were issued for the nine months ended September 30, 2012.

Note 13. Subsequent events

Subsequent to quarter end the Company received additional proceeds of $190,000 in short term loans from non – related parties as discussed in Note 9 above.

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2012 through the date these financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the nine and three months ended September 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Operations

CTS

In the first, second, and third quarter of 2012, the Company focused on external marketing for CTS in order to gain new clients.

Diagnostic Imaging Clinics

In the first and second quarter of 2012 the Company continued to explore opportunities for acquiring an MR clinic.

In the third quarter of 2012, DIIG entered into a purchase agreement to acquire a MRI facility in Pennsylvania. The acquisition was pending an audit of the clinic by DIIG auditors and our ability to raise approximately $2,000,000. The initial close was set for October 15, 2012 however an extension was granted and the purchase is now to occur by Nov 29th, 2012. The audit is now being finalized and the company continues to work on the funding.

Overall Operating Results:

For the nine months ended September 30, 2012, revenues from radiology services were $2,488,697 compared to $2,829,033 for the nine months ended September 30, 2011, a decrease of 12% or $340,336. This decrease in revenues was due to one of the Company’s client hospitals ending service with CTS, citing a desire by the current team to bring the workload back into the hospital and a change in the workflow within the hospital.  The client hospital has communicated that this change was not a reflection on CTS service. In addition, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government and responsible for paying for services CTS provides has reduced most radiology fees by approximately 5% which contributed to the decrease in sales. OHIP has also announced plans to reduce fees by a further 6% over the next 3 years. The move by the Ontario government was unilateral and the radiology association may choose to challenge the cut backs.

For the nine months ended September 30, 2012 cost of sales incurred were $2,034,045 compared to $2,329,153 for the nine months ended September 30, 2011, a decrease of 13% or $295,108. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales slightly decreased from 83% to 82% due to reduction in service fees to our main system service provider.

Operating expenses for the nine months ended September 30, 2012 and September 30, 2011, totalled $411,850 and $391,008, respectively.

During the nine months ended September 30, 2012, we incurred $87,907 in amortization and depreciation expenses, $95,132 in legal and professional fees, $38,490 in general and administrative costs, $7,169 in management fees, $4,808 in advertising and promotion, $87,066 for labor, and $85,219 for rent and insurance.

During the nine months ended September 30, 2011, we incurred $87,512 in amortization and depreciation expenses, $70,047 in legal and professional fees, $33,159 in general and administrative costs, $7,279 in management fees, $1,174 in advertising and promotion, $98,626 for labor, and $88,778 for rent and insurance.

For the three months ended September 30, 2012, revenues from radiology services were $846,043 compared to $957,775 for the three months ended September 30, 2011, a decrease of 12% or $111,732.

For the three months ended September 30, 2012 cost of sales incurred were $690,014 compared to $782,984 for the three months ended September 30, 2011, a decrease of 12% or $92,970. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales remained constant at 82%.

Operating expenses for the three months ended September 30, 2012 and September 30, 2011, totalled $152,628 and $129,012, respectively.

During the three months ended September 30, 2012, we incurred $28,912 in amortization and depreciation expenses, $48,427 in legal and professional fees, $12,473 in general and administrative costs, $2,387 in management fees, $3,136 in advertising and promotion, $29,946 for labor, and $27,242 for rent and insurance.

During the three months ended September 30, 2011, we incurred $29,170 in amortization and depreciation expenses, $12,927 in legal and professional fees, $13,405 in general and administrative costs, $2,489 in management fees, $164 in advertising and promotion, $39,647 for labor, and $29,703 for rent and insurance.

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

The Company’s operations have produced $846,043 of revenues for the three months ended September 30, 2012, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2012 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The note is non-interest bearing and payable upon demand. At September 30, 2012, the balance outstanding on this note was $7,062.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 7 above. The note is carried in Canadian dollars and a foreign exchange loss of $700 was recorded for the nine months ended September 30, 2012. For the nine months ended September 30, 2012 $1,022 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at September 30, 2012, is $15,028, including accrued interest.

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

As of September 30, 2012 the Company has promissory notes to non – related parties for a total amount of $120,029. The promissory notes are due on December 31, 2012. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. $50,000 of the additional proceeds received in 2012 is represented by a new promissory note accruing interest at an annual rate of 10% and paid out monthly.

In September 2012 the Company received proceeds of $100,000 in short term loans payable from non – related parties. The loans are being held in escrow pending the acquisition of the MRI clinic expected to close by December 15, 2012, or funds to be refunded to investors with no interest.

As of September 30, 2012, our assets totalled $514,944, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of September 30, 2012, our total liabilities consisted of accounts payable and accrued liabilities of $277,091, loans payable of $100,000, related party notes payable of $15,029 (net of discount), promissory notes of $120,029, and non-related party convertible notes of $106,111  (net of discount). As of September 30, 2012, we had an accumulated deficit of $1,729,695 and a working capital deficit of $305,586.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

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

1.  As of September 30, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of September 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management is evaluating our control environment and plans to make improvements to the quality of our controls. When changes are made to our control structure it will be disclosed in future filings.

PART II

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2012 the Company did not issue shares of common stock.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	November 13, 2012

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	November 13, 2012
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting	November 13, 2012
Richard Jagodnik	Officer) and Director