Form 10-K
period 2012-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2013-04-01
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Aggregate market value of the 16,121,481outstanding shares of common stock held by non-affiliates of the Registrant as of December 31, 2012 was approximately $161,215 based on $0.01 per share.

There were 23,121,481shares of common stock outstanding as of March 29, 2013.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Diagnostic Imaging International Corp., (“DIIC” or the “Company”) a Nevada Corporation, was incorporated in 2000. In 2005 the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009 the Company purchased Canadian Teleradiology Services, Inc. (“CTS”) a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012 the Company purchased Schuylkill Open MRI, Inc. (“SOMRI”) an independent Magnetic Resonance Imaging (MRI) facility located in Pottsville, Pennsylvania.

Business description

CTS

Since 2005, CTS has been providing remote radiology (“teleradiology”) services to hospitals and practices. CTS connects clients with a global network, providing access to global partner facilities and American and Canadian board-certified radiologists.

CTS offers interpretations of urgent and elective examinations. The Company specializes in MRI, CT, PET, US, NM, MAMMO, X-Ray and BMD modalities.  Emergency STAT service is available within one hour, and 24 hours for all other studies. The CTS operation centre co-ordinates hospitals and radiologists 24 hours a day, 365 days a year.

CTS receives diagnostic imaging scans from hospitals and clinics, and then transmits the scans to radiologists, who are typically located in larger urban medical centers. The radiologists then read the scans and review the audio information, prepare a medical report, and then transmit the reports back to the hospitals and clinics. The CTS system of services allows hospitals and clinics access to on-demand radiologists. Joining the CTS team allows the radiologists to make additional income, the flexibility to work from home and to spend more time with their families. This system also helps hospitals and clinics in remote locations, where it is difficult to hire skilled radiologists, as well as to access professional, skilled radiology staff.

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

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act)) guidelines.

SOMRI

Since 2003, SOMRI has been providing outpatient open MRI services. SOMRI currently performs exams on a Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software (“OPEN MRI”) and a Siemens Magnetom Symphony Quantum 1.5T high field MRI System, also utilizing Syngo software (“Symphony 1.5T high field MRI”).  Having both the OPEN MRI System and the Symphony 1.5T high field MRI gives SOMRI flexibility in the studies it can conduct on behalf of patients. SOMRI uses an electronic health record system to manage its patients’ medical records.  SOMRI offers same day, evening and Saturday appointments to accommodate both emergency and non-emergency patient’s schedule needs.

SOMRI participates in most major insurance plans. SOMRI accepts Medicare, Medicaid, Worker’s Compensation claims, Personal Injury Protection and Letters of Protection for participating personal injury attorneys in the area. SOMRI is accredited by the American College of Radiology (“ACR”) and by the Intersocietal Accreditation Commission (or “ICAMRL”).  SOMRI ACR certification is valid through March 3rd, 2015 and the ICAMRL certification is valid through March 31st, 2015.

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

In addition, some radiologists are fellowship trained radiologists and have a wide variety of sub-specialty expertise, including such difficult-to-find areas as MRI Radiology, Neuroradiology, and Paediatric Neuroradiology.

Teleradiology Preliminary or Final Reports can be provided for all doctors’ and hospitals’ overflow studies. Teleradiology can be available for intermittent coverage as an extension of practices, which we believe will provide patients with higher quality care.

About Magnetic Resonance Imaging (MRI)

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

About Computerized Axial Tomography (CAT) Technology

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

About Computed Tomography (CT)

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

About Positron Emission Tomography (PET)

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

SOMRI has built up its referral base from many family and specialized practitioners in the community.  Currently there are upwards of 200 physicians that we draw from. This would help to lessen the impact should some physicians cease to refer patients.

Employees

DIIC currently has one full time executive (Chief Executive Officer), one part time executive (Chief Financial Officer) and twelve full time employees who include the head office accounting staff, the Dallas based billing staff and the SOMRI clinic staff. In addition, the Company employs many contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

We lease approximately 1,900 square feet of office space in Toronto, Canada for $5,300 per month. The lease expires in March 2018. In addition we lease 3,512 square feet office space in Pottsville, Pennsylvania for $6,500 per month, and approximately 400 square feet of office space in Dallas, Texas for $1,500 per month. We believe that these facilities are adequate to meet our current and reasonably foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

On December 27, 2011, Geoffrey Blackner v. Schuylkill Open MRI, et al litigation, docketed in the Schuylkill County Court of Common Pleas, No. S15802011 was commenced against SOMRI by Mr. and Mrs. Blackner (“Plaintiffs”). The Plaintiffs allege that a radiologist at Schuylkill Medical Center was negligent in not finding the T1-2 disc herniation when interpreting a CT scan of Mr. Blackner’s head and neck. They further allege that a second doctor was negligent in not finding the T1-2 disc herniation when interpreting an MRI of Mr. Blackner’s cervical spine. Plaintiffs allege that SOMRI is vicariously liable for this negligence, because the second doctor was an independent contractor of Schuylkill Open MRI. Plaintiffs’ argue that the delay in discovering the T1-2 disc herniation, and thus the delay in surgery for that disc herniation, resulted in the damages to Mr. Blackner, specifically to his right hand. Mrs. Blackner has a loss of consortium claim.  SOMRI has passed this case to its insurer and has received a full indemnity from the seller of SOMRI to DIIC for this claim. The Company has fully paid its insurance deductible and does not anticipate any further monetary damages from this claim.

ITEM 4. MINE SAFETY AND DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock traded for listing on the OTC Markets QB (“OTCQB”) under the stock symbol DIIG. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2012 and 2011 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2012		2011
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.08	$0.015	$0.20	$0.005
September 30	$0.05	$0.004	$0.05	$0.005
June 30	$0.02	$0.004	$0.01	$0.01
March 31	$0.02	$0.02	$0.08	$0.01

Holders

As of March 22, 2013, we had 72 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2002 Equity Plan	100,000	$ 0	1,900,000
2009 Equity Plan	0	$ 0	5,000,000
Total	100,000		6,900,000

Recent Sales of Unregistered Securities

The Company issued 5,015,000 shares in December 2012 at a per share price of $0.045 as an additional part of convertible notes agreements.

These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS

During the fiscal year ended December 31, 2012 CTS focused on marketing efforts and has reached out to new hospitals both inside and outside the Ontario, Canada marketplace.

SOMRI

SOMRI was acquired by DIIC on December 10, 2012. Since that time business at SOMRI has been stable and the Company has focused on the transition of ownership of the facility.

Overall Operating Results:

For the year ended December 31, 2012 revenues from radiology services were $3,308,100 compared to $3,536,176 for the year ended December 31, 2011, a decrease of 6.5% or $228,076. This decrease in revenues was due to one of the Company’s client hospitals ending service with CTS, citing a desire by the current team to bring the workload back into the hospital and a change in the workflow within the hospital.  The client hospital has communicated that this change was not a reflection on CTS service. In addition, the Ontario Health Insurance Plan (OHIP), which is administered by the provincial government and responsible for paying for services CTS provides has reduced most radiology fees by approximately 5% which contributed to the decrease in sales. OHIP has also announced plans to reduce fees by a further 6% over the next 3 years. The move by the Ontario government was unilateral and the radiology association may choose to challenge the cut backs.

For the year ended December 31, 2012 revenue from medical scans services were $70,882 representing revenue of SOMRI from the acquisition date of December 10 through to December 31, 2012.

For the year ended December 31, 2012 cost of sales incurred relating to radiology services were $2,704,223 compared to $2,905,077 for the year ended December 31, 2011, a decrease of 7% or $200,854. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the year ended December 31, 2012 cost of sales from medical scans services were $29,600 representing costs of sales of SOMRI from acquisition date to December 31, 2012.

Operating expenses for the years ended December 31, 2012 and 2011 totalled $627,718 and $542,512, respectively.

During the year ended December 31, 2012, we incurred $131,726 in amortization and depreciation expenses, $147,735 in legal and professional fees, $64,279 in general and administrative costs, $9,587 in management fees, $6,225 in advertising and promotion, $133,368 for labor, and $110,997 for rent and insurance. Legal fees were higher than expected for 2012 due to the expenses incurred with the acquisition of SOMRI.

During the year ended December 31, 2011, we incurred $116,641 in amortization and depreciation expenses, $97,869 in legal and professional fees, $46,933 in general and administrative costs, $9,632 in management fees, $1,322 in advertising and promotion, $120,644 for labor, and $114,606 for rent and insurance.

The Company generated positive cash flow in 2012 in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock. Since the third quarter of 2010 the Company has funded its operations and working capital through revenue generation.

The Company’s operations have produced $3,378,982 of revenues for the year ended December 31, 2012, which have been used to fund its operating expenses, and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2012 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

As of December 31, 2012, our assets totalled $3,308,588, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of December 31, 2012, our total liabilities consisted of accounts payable and accrued liabilities of $665,783, Obligations under capital lease of $555,000, contingent liability of $200,000, related party notes payable of $10,936 (net of discount), promissory notes of $119,624, and non-related party convertible notes of $1,708,777  (net of discount). As of December 31, 2012, we had an accumulated deficit of $1,803,428 and a working capital deficit of $913,004.

As of December 31, 2012 the Company has promissory notes to non–related parties for a total amount of $119,624. $57,072 of the promissory notes is due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. $47,726 of the promissory notes have scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $17,826 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note is expected to mature June 2014.

On December 5, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Notes”) in the aggregate principal amount of $1,865,000. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are due on December 31, 2015. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of the Notes received bonus shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,015,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements.

In 2010 the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates 2013 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 9 to the consolidated financial statements. The note is carried in Canadian dollars and a foreign exchange loss of $540 was recorded for the year ended December 31, 2012. For the year ended December 31, 2012 $1,171 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2012, is $10,936, including accrued interest.

Since inception, from time to time, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has loaned the Company a total of $112,381 to fund our operations. The loans are non-interest bearing and payable upon demand. At December 31, 2012, the balance outstanding was $7,062.

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

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to operating lease and are detailed in Note 5 to the consolidated financial statements in this 10-K.

New Accounting Pronouncements

Diagnostic Imaging does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Diagnostic Imaging’s results of operations, financial position, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1	Report of Independent Registered Public Accounting Firm
F 2	Consolidated Balance Sheets as of December 31, 2012 and 2011
F-3	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
F-4	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from January 1, 2011 to December 31, 2012
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Diagnostic Imaging International Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging International Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 29, 2013

Diagnostic Imaging International Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$107,701	$54,504
Accounts Receivable, net	260,302	137,744
Prepaid Expenses	4,973	7,144
Total Current Assets	372,976	199,392
Property and Equipment
Equipment	1,419,917	103,136
Less: Accumulated Depreciation	(83,751)	(101,762)
Total Property and Equipment, net	1,336,166	1,374
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	133,245	105,328
Less: Accumulated Amortization	(767,481)	(650,406)
Total Intangible Assets, net	160,471	249,629
Goodwill
Total Goodwill	1,422,670	-
Other Assets
Deposits	13,181	4,932
Loans Receivable	3,124	966
Total Other Assets	16,305	5,898
TOTAL ASSETS	$3,308,588	$456,293

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$665,783	$230,873
Obligations Under Capital Lease, short term portion	257,152	-
Contingent Liability	200,000	-
Promissory Notes, short term portion	81,863	84,590
Note Payable – Shareholder	7,062	7,062
Convertible Note – Shareholder, net short term portion	10,936	19,960
Convertible Notes, net short term portion	63,183	166,333
Total Current Liabilities	1,285,979	508,818
Long Term Liabilities
Obligations Under Capital Lease, long term portion	297,848	-
Promissory Notes, long term portion	37,761	-
Convertible Notes, net long term portion	1,645,594	-
Total Long Term Liabilities	1,981,203	-
Total Liabilities	3,267,182	508,818
Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 23,121,481, and 18,106,481 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	23,122	18,107
Additional Paid-In Capital	1,818,779	1,597,413
Accumulated Other Comprehensive Gain	2,933	3,046
Accumulated Deficit	(1,803,428)	(1,671,091)
Total Stockholders' Equity (Deficit)	41,406	(52,525)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,308,588	$456,293

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2012	2011
Revenue:
Sales	$3,378,982	$3,536,176
Less: Cost of sales	2,733,823	2,905,077
Gross Margin	645,159	631,099

Operating Expenses:
Advertising	6,225	1,322
Amortization	117,075	115,214
Depreciation	14,651	1,426
Bad Debt Expense	10,000	-
General and Administrative	64,279	46,933
Insurance	23,057	19,806
Labor	133,368	120,644
Legal and professional	147,735	97,869
Management fees	9,587	9,632
Reading Fees Rebate	-	28,500
Rent Office Space and Servers	87,940	94,800
Travel	13,801	6,366
Total Operating Expenses	627,718	542,512
Net Gain from Operations	17,441	88,587

Other Income (Expenses):
Other Income	20,242	6,757
Foreign Currency Losses	(7,927)	(291)
Amortization of Debt Discount	(40,221)	(105,145)
Interest Expense	(42,749)	(37,840)
Total Other Income (Expenses)	(70,655)	(136,519)

Loss Before Provision for Income Taxes	(53,214)	(47,932)
Provision for Income Taxes	(79,123)	(40,872)
Net Loss	(132,337)	(88,804)
Comprehensive Income (Loss)	(113)	4,449
Total Comprehensive Loss	$(132,450)	$(84,355)
Basic and Diluted Income (Loss) per Share	$(0.007)	$(0.005)
Weighted Average Shares Outstanding:
Basic and Diluted	18,123,793	18,073,056

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) From January 1, 2011 through December 31, 2012

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Amount	Shares	Capital	Loss	Deficit	Total
Balance at January 1, 2011	$18,057	18,056,481	$1,595,753	$(1,403)	$(1,582,287)	$30,120

Shares Issued for Services	50	50,000	950			1,000
Capital Contribution			710			710
Comprehensive Income				4,449		4,449
Net Loss					(88,804)	(88,804)
Balance at December 31, 2011	$18,107	18,106,481	$1,597,413	$3,046	$(1,671,091)	$(52,525)

Shares Issued for Convertible Notes	5,015	5,015,000	220,660			225,675
Capital Contribution			706			706
Comprehensive Loss				(113)		(113)
Net Loss					(132,337)	(132,337)
Balance at December 31, 2012	$23,122	23,121,481	$1,818,779	$2,933	$(1,803,428)	$41,406

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(132,337)	$(88,804)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	14,651	1,426
Accrued Interest Converted into note	16,443	32,743
Interest imputed on shareholder loan	706	710
Amortization of Debt Discount	40,220	105,145
Shares issued for services	-	1,000
Amortization of Intangible Assets	117,075	115,214
Foreign currency transaction Gain/ Loss	4,229	(1,733)
Changes in operating assets and liabilities:
Accounts Receivable	1,878	(10,600)
Deposits and prepaid expenses	2,171	3,499
Accounts Payable and accrued liabilities	107,743	29,192
Loans Receivable	(2,158)	(385)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	170,621	187,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in SOMRI	(1,782,113)	-
Equipment Purchase	(3,776)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,785,889)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	1,919,067	49,824
Principal payments on Related Party debt	(16,183)	(23,927)
Principal payments on debt	(234,306)	(137,058)
Settlement payment	-	(45,862)
NET CASH AND CASH EQUIVALENTS (USED) IN / PROVIDED BY FINANCING ACTIVITIES	1,668,578	(157,023)
Gain (Loss) due to foreign currency translation	(113)	4,449
NET CHANGE IN CASH AND CASH EQUIVALENTS	53,197	34,833
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,504	19,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,701	$54,504

Cash paid during the year for:
Interest	$25,732	$5,097
Income Taxes	$-	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$225,675	$-
Equipment Acquired Through Capital Lease	$555,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (audited)

December 31, 2012

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp., (“DIIC” or the “Company”) a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services, Inc. (“CTS”), a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI, Inc. (“SOMRI”) an independent Magnetic Resonance Imaging (MRI) facility located in Pottsville, Pennsylvania.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International, Corp., and our wholly-owned subsidiaries, Canadian Teleradiology Services, Inc.  and Schuylkill Open MRI, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ and SOMRI’s accumulated earnings prior to their  acquisition (March 2, 2009 and December 10, 2012, respectively) are not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2012 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012, and 2011, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2012 and 2011, the allowance for bad debts was $416,361 and $0, respectively. Bad debt expense for the year ended December 31, 2012 was $10,000.

Three customers of CTS totalled approximately 77% of the total accounts receivable. As of December 31, 2012, three customers totalled approximately 76% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets.  .  In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  As of December 31, 2012, the Company has not acquired any indefinite-lived intangible assets. As of December 31, 2012 the Company has acquired Goodwill of $1,422,670 as part of the acquisition of SOMRI on December 10, 2012.   Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

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

SOMRI has a non-compete agreement with previous owners of SOMRI. This agreement has a remaining life of 2 years and the value attributed to it will be amortized over the same period.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $767,481 and $650,406 in December 31, 2012 and 2011, respectively.

For these assets, amortization expense over the next five years is expected to be $160,471.

Year
2013	$137,546
2014	22,925
2015	-
2016	-
2017	-
$160,471

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the twelve months ended December 31, 2012, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, three contracts that are renewable in 2014 and 2015, and its two largest contracts, which are each renewable in 2013. As described above in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

Revenue is accounted for under the guidelines established by SAB 101, Revenue Recognition in Financial Statements, and ASC Topic 605-45, Revenue Recognition – Principal Agent Considerations. For CTS, the Company has the following indicators of gross revenue reporting: (1) CTS is the primary obligator in the provision of services to the Hospitals under contract, (2) CTS has latitude in establishing price, and negotiating contracts with each hospital, (3) CTS negotiates and determines the service specification to be provided to each hospital client, (4) CTS has complete discretion in supplier selection, and (5) CTS has the credit risk. Accordingly, the Company records CTS revenue at gross.

For SOMRI revenue is recorded at the time of service.

Cost of Sales

Cost of sales includes fees paid to radiologists for Teleradiology services, and system usage costs.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, property, plant, and equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 - 7 years

Equipment

5 – 7 years

Furniture and Fixtures

2 to 5 years

Hospital Contracts

3 - 5 years

Non-compete Contract

39 years

Leasehold Improvements

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the year ended December 31, 2012.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the year ended December 31, 2012.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and income taxes payable approximate fair value due to their most maturities.

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

The Company recognized a foreign currency loss on transactions from operations of $7,927 and $291 for the years ended December 31, 2012 and 2011, respectively.

The Company recognized a foreign currency translation loss of $113 and a foreign currency translation gain of $4,449 for the years ended December 31, 2012 and 2011, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2012	December 31, 2011
Numerator:
Continuing operations:
Total Comprehensive Income/(Loss)	$(132,450)	$(84,355)
Total	$(132,450)	$(84,355)

Total Comprehensive Income/(Loss)	$(132,450)	$(84,355)

Denominator:
Weighted average number of shares outstanding – basic and diluted	18,123,793	18,073,056

EPS:
Basic:
Total Comprehensive Income/(Loss)	$(0.007)	$(0.005)
Net Income/(Loss)	$(0.007)	$(0.005)

Diluted
Total Comprehensive Income/(Loss)	$(0.007)	$(0.005)
Total Comprehensive Income/(Loss)	$(0.007)	$(0.005)

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

Note 2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At December 31, 2012 and December 31, 2011, the major class of property and equipment were as follows:

	December 31, 2012	December 31, 2011	Estimated useful lives
Computer/Office Equipment	$85,935	$103,136	3-7 years
Medical Equipment	591,774	--	3-7 years
Leasehold Improvements	742,208	--	39 years
Less: Accumulated Depreciation	(83,751)	(101,762)
Net Book Value	$1,336,166	$1,374

Depreciation expense was $14,651 and $1,426 for the year ended December 31, 2012 and December 31, 2011, respectively.

Note 3. Business Combination

On December 10, 2012, the Company acquired 100% of Schuylkill Open MRI Inc. for consideration including cash which is described in detail below. Accordingly, the results of operations for SOMRI have been included in the accompanying consolidated financial statements from that date forward. SOMRI provides Magnetic Resonance Imaging (MRI) services. Pursuant to the terms of the Share Purchase Agreement, the Company paid an aggregate purchase price of $1,825,000 for the shares, plus a possible earn-out payment of up to $200,000 if certain post-closing revenue targets are met.

In connection with the Share Purchase Agreement, SOMRI entered into a lease agreement with one of the Sellers for the lease of two MRI machines. Under the terms of the lease, SOMRI is to make monthly payments of $11,013, plus applicable sales tax, over a period of 48 months.  In addition, SOMRI has agreed to make a one-time lease payment of $125,000 which was fully paid by March 30, 2013. The Company has guaranteed all of SOMRI’s obligations under the lease.  At the end of the lease, SOMRI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $555,000.

Consideration for the acquisition comprised the following (at fair value):

Cash	$1,825,000
Acquisition Liability	200,000
Total consideration paid	$2,025,000

Following assets and liabilities were recognized in the acquisition (at fair value):

Cash	$42,887
Accounts receivable	124,436
Fixed Assets	1,345,647
Deposits	8,140
Non-compete agreement	27,917
Goodwill	1,422,670
Liabilities assumed	(946,697)
Net assets purchased	$2,025,000

The Company has evaluated this transaction and believes that the historical cost of the tangible and intangible assets acquired approximated fair market value given the current nature of the assets acquired. As part of the acquisition the Company has acquired Goodwill of $1,422,670. The Company expects to amortize the full amount of goodwill for tax purposes. The Company will perform annual testing of goodwill for impairment.

The amounts of revenue included in the consolidated income statement for the year ended December 31, 2012 is $70,882.

The amounts of gross earnings included in the consolidated income statement for the year ended December 31, 2012 is $41,281.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated income statement.

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the period presented as if it would have been reported during the twelve month period below:

Twelve Months ended
December 31, 2012
(Unaudited)
Sales	$5,176,372
Cost of Sales	3,303,632
Gross Margin	$1,872,740

Total Operating Expenses	$2,176,066
Operating Income/Loss	$(303,326)

Total Other Income/(Expenses)	$(104,782)

Income / (Loss) Before Provision for Income Taxes	(408,108)
Provision for Income Taxes	(90,143)
Net Income / (Loss)	$(498,251)
Comprehensive Income/(Loss)	$(113)
Total Comprehensive Income / (Loss)	$(498,364)
Basic and Diluted Income/(Loss) per Share	(0.027)
Weighted Average Shares Outstanding:
Basic and Diluted	18,123,793

Note 4. Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2012 was:

Balance as of January 1, 2011	$-
Changes in goodwill during the year	-
Balance as of December 31, 2011	-
Acquisition of Goodwill during the year	1,422,670
Changes in goodwill during the year
Balance as of December 31, 2012	$1,422,670

Note 5. Lease Commitments

CTS had a lease for its off-site servers at a cost of approximately $2,600 per month. This lease was accounted for as an operating lease and expired on August 31, 2012. CTS purchased the off–site servers on September 1, 2012.

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March 2018.

SOMRI has a lease for its off-site servers at a cost of approximately $1,092 per month. This lease is accounted for as an operating lease and expires on August 24, 2013.

In July 2004, SOMRI entered into a lease commitment for its office space in Pottsville, Pennsylvania of approximately $4,390 subject to approximately 2% increase per year. The original term of the lease was for seven years with two options to extend for an additional five years each. The lease was extended in 2011 for an additional five years and will expire on June 30, 2016. Monthly rental amounts in 2012 were $5,426 per month plus approximately $1,250 in utilities, realty taxes, and operating costs.

SOMRI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in February 28, 2014.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2013	$162,192	$8,736	$170,928
2014	146,792	-	146,792
2015	143,712	-	143,712
	$452,696	$8,736	$461,432

Note 6. Accounts Payable and Accrued Liabilities

As of December 31, 2012 and December 31, 2011, the trade payables and accrued liabilities of the Company were $665,783 and $230,873, respectively. Of the total amount as of December 31, 2012, approximately $259,309 is related to CTS ongoing operations and $341,544 is related to SOMRI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2011, approximately $167,878 is related to CTS ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

In light of the issue regarding qualifying for this “C” payment, OHIP revised its schedule payment fees list in October 2010 and added in a “E” code fee to cover Teleradiology and additional numeration for STAT calls and ensuring there were no issues going forward. For the year ended December 31, 2012 $15,800 was paid out towards the estimated liability and the remaining payments of $12,700 are expected to be paid by June 2013.

Note 7. Obligations Under Capital Lease

On December 10, 2012, the Company entered into a lease agreement with one of the sellers of SOMRI to lease the two MRI machines. Under the terms of the lease, SOMRI is to make monthly payments of $11,013, plus applicable sales tax, over a period of 48 months.  In addition, SOMRI has agreed to make a one-time lease payment of $125,000 which was paid by March 30, 2013. The Company has guaranteed all of SOMRI’s obligations under the lease.  At the end of the lease, SOMRI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $555,000.

Minimum future lease payments under the capital lease are as follows as of December 31, 2012:

2013	$257,152
2014	132,152
2015	132,152
2016	132,150

Total minimum lease payments	653,606
Less amount representing interest	98,606

Present value of minimum lease payments	555,000
Less current portion of minimum lease payments	257,152

Long-term capital lease obligations	$297,848

The gross amount of the equipment held under capital leases totals $555,000 ($545,833 net book value after accumulated depreciation of $9,167) at December 31, 2012.

Note 8. Promissory Notes

During the year ended December 31, 2011 the Company entered into additional promissory notes agreements with non–related parties for a total amount of $77,228. The promissory notes are due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. For the year ended December 31, 2011, $7,742 in accrued interest was recorded on the notes.

During the year ended December 31, 2012, $7,496 in accrued interest was recorded on the notes, $54,067 in additional proceeds was received and $91,057 was paid toward the balance of the notes. $18,736 of the notes assumed on acquisition represented by a promissory note accruing interest at an annual rate of 10.5% and paid out monthly. $45,792 of the notes assumed on acquisition represented by a promissory note accruing interest at an annual rate of 6% and paid out monthly.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2011	$-
Proceeds from Notes Issuances	77,228
Less: Payments in 2011	(380)
Added: Accrued Interest	7,742

Promissory notes at December 31, 2011	$84,590

Added: Proceeds through December 31, 2012	54,067
Added: Notes assumed on acquisition	64,528
Added: Accrued Interest through December 31, 2012	7,496
Less: Payments through December 31, 2012	(91,057)

Promissory notes at December 31, 2012	$119,624

Note 9. Convertible Notes

The convertible notes (“series A Notes”) sold by DIIC in 2010 total $419,440. Series A Notes require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased.

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  Amortization of the discount for the year ended December 31, 2012 was $33,953.

For the year ended December 31, 2012, $9,920 in accrued interest was recorded on the notes.

For the year ended December 31, 2012, $4,354 in foreign currency loss was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of Series A Notes are as follows:

Issuance Date	December 31, 2011 Balance	Year ended December 31, 2012 Accrued Interest	Year ended December 31, 2012 Foreign Exchange Gain/(Loss)		Year ended December 31, 2012 (Payments)	Year Ended December 31, 2012 Amortization of Debt Discount	December 31, 2012 Balance	Maturity date
March 1, 2010	$11,541	$511	$	n/a	$(9,000)	$971	$4,023	March 31, 2013
April 14, 2010	11,818	585		n/a	(9,000)	1,267	4,670	April 30, 2013
March 4, 2010	11,161	436		(272)	(9,013)	971	3,828	March 31, 2013
March 18, 2010	11,453	511		(292)	(9,013)	1,457	4,700	March 31, 2013
March 22, 2010	11,040	441		(263)	(9,013)	971	3,702	March 31, 2013
March 1, 2010	11,188	436		(275)	(9,013)	971	3,858	March 31, 2013
February 26, 2010	32,282	1,237		(846)	(30,695)	3,788	7,459	March 31, 2013
April 16, 2010	11,247	519		(287)	(9,013)	1,457	4,496	March 31, 2013
June 1, 2010	19,960	1,171		(540)	(16,183)	5,449	10,936	June 1, 2013
June 17, 2010	9,839	662		(320)	(9,013)	4,163	5,971	June 1, 2013
August 6, 2010	12,924	813		(354)	(9,013)	2,428	7,506	September 1, 2013
September 23, 2010	20,942	1,421		(573)	(14,406)	4,440	12,969	October 1, 2013
October 19, 2010	10,898	1,175		(333)	(18,024)	5,619	-	November 1, 2012
Total	$186,293	$9,920		$(4,354)	$(160,400)	$33,953	$74,120

Summary of Series A Notes is as follows:

	December 31, 2012	December 31, 2011
Convertible notes Beginning Balance	$220,246	$349,066
Less: unamortized debt discount	-	(33,953)
Convertible notes principal, net	220,246	315,113

Less: Payments in Period	(160,400)	(151,804)
Added: Foreign exchange (gain) loss	4,354	(2,016)
Added: Accrued interest	9,920	25,000
Total Convertible notes, net	$74,120	$186,293

Less: Short term portion, net	10,936	166,333
Less: Shareholder short term portion, net	63,184	19,960
Long term portion, net	$-	$-

Following are maturities of the long –term debt in Series A Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$29,745	$38,815	$-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
Total	$29,745	$38,815	$-

*All unpaid principal and accrued that will be due on maturity can be converted into shares by the Holder as set in the conditions of the convertible notes agreement and discussed above.

On December 3, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000.

Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are due on December 31, 2015. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of Series B Notes received bonus shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,015,000 shares of common stock of the Company. For the year ended December 31, 2012, $19,650 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the bonus shares given, the Company recognized an additional paid in Capital and a discount against the notes for a total of $225,675.  Amortization of the discount for the year ended December 31, 2012 was $6,268.

The Details of Series B Notes are as follows:

Issuance Date	December 31, 2011 Balance	Year ended December 31, 2012 Proceeds	Year ended December 31, 2012 Accrued Interest	Year ended December 31, 2012 Discount Beginning Balance	Year ended December 31, 2012 (Payments)	Year Ended December 31, 2012 Amortization of Debt Discount	December 31, 2012 Balance	Maturity date
December 3, 2012	-	25,000	250	(1,125)	(250)	31	23,906	December 31, 2015
December 3, 2012	-	75,000	750	(5,625)	(750)	156	69,531	December 31, 2015
December 3, 2012	-	50,000	1,500	(3,375)	(1,500)	94	46,719	December 31, 2015
December 3, 2012	-	25,000	250	(1,125)	(250)	31	23,906	December 31, 2015
December 3, 2012	-	25,000	250	(1,125)	(250)	31	23,906	December 31, 2015
December 3, 2012	-	25,000	250	(1,125)	(250)	31	23,906	December 31, 2015
December 3, 2012	-	1,500,000	15,000	(202,500)	(15,000)	5,625	1,303,125	December 31, 2015
December 3, 2012	-	50,000	500	(3,375)	(500)	94	46,719	December 31, 2015
December 3, 2012	-	15,000	150	(675)	(150)	19	14,344	December 31, 2015
December 3, 2012	-	75,000	750	(5,625)	(750)	156	69,531	December 31, 2015
Total	$-	$1,865,000	$19,650	$(225,675)	$(19,650)	$6,268	$1,645,593

Summary of Series B Notes is as follows:

	December 31, 2012	December 31, 2011
Convertible notes Beginning Balance	$1,865,000	$-
Less: unamortized debt discount	(219,417)	-
Convertible notes principal, net	1,645,583	-

Less: Payments in Period	(19,650)	-
Added: Accrued interest	19,650	-
Total Convertible notes, net	$1,645,583	$-

Less: Short term portion, net	-	-
Less: Shareholder short term portion, net	-	-
Long term portion, net	$1,645,583	$-

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$-	$235,800	$75,228
2014	-	235,800	75,228
2015	1,865,000	235,800	68,961
2016	-	-	-
2017	-	-	-
Total	$1,865,500	$707,400	$219,417

Note 10. Income Taxes

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

For the year ended December 31, 2012, the Company had a cumulative net operating loss carryover of approximately $1,239,735 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2012:

	2012	2011
Deferred tax asset	$421,510	$391,795
Less valuation allowance	(421,510)	(391,795)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2011 follows:

	2012	2011
Expected Provision (based on statutory rate)	$(45,033)	$(14,867)
Increase to deferred tax valuation allowance for net operating loss carry forward	45,033	14,867
Net provision	$-	$-

The Company has filed its tax returns through December 31, 2011, and filed for a six months extension on its December 31, 2012 tax return filing.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

All past six tax years for the Company remain subject to future examinations by the applicable taxing authorities.

For the year ended December 31, 2012 CTS has incurred $40,872 in federal and provincial income taxes payable to Canada Revenue Agency, and recorded $79,123 in provision for income taxes.

Note 11. Related Party Transaction

For the year ended December 31, 2012, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 9 above. The note is carried in Canadian dollars and a foreign exchange loss of $540 was recorded for the year ended December 31, 2012. For the year ended December 31, 2012 $1,171 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2012, is $10,936, including accrued interest.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2011	$7,062	$19,960
Added: Accrued Interest	-	1,170
Added: Foreign Exchange Loss	-	540
Less: Payments	-	(16,183)
Added: Amortization of Debt Discount	-	5,449
Balance at December 31, 2012	$7,062	$10,936

Note 12. Major Customers

In 2012 and 2011, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the years ended December 31, 2012 and 2011 are as follow:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$1,130,738	34%	$989,102	28%
Contract B	-	0%	454,921	13%
Contract E	1,234,608	37%	1,178,363	33%
Contract F	$552,650	17%	$529,820	15%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at December 31, 2012		Balance at December 31, 2011
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$17,759	10%	$19,382	14%
Contract B	-	0%	-	0%
Contract E	45,825	27%	31,603	23%
Contract F	49,253	29%	50,556	37%
Contract G	18,553	11%	21,633	16%
Contract H	$35,077	21%	$12,269	9%

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the years ended December 31, 2012 and 2011 were $60,763 and $86,265, respectively.

Note 14. Common Stock Transactions

For the year ended December 31, 2012 5,015,000 shares were issued as an additional part of convertible notes agreements. The shares were valued at $225,675 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 2011, 50,000 shares were issued for employee services valued at $1,000 based upon the closing price of our common stock at the grant date.

Note 15. Subsequent Events

On March 27, 2013 the Company sold an additional $150,000 of Series B Notes.

On March 29, 2013 the Company has paid the lease payment of $125,000.

The company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s condensed consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c) Management’s Assessment of Internal Control over Financial Reporting

The Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

(d) Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

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

NAME	AGE	POSITIONS
Mitchell Geisler	42	Chief Executive Officer, President and Chairman
Richard Jagodnik	44	Chief Financial Officer and Director

Mr. Mitchell Geisler has served as our Chief Executive Officer, President and Chairman of the Board, President of our CTS subsidiary, since January 2010 and of our SOMRI subsidiary since December 2012. Prior to that, Mr. Geisler had been working as a consultant to the Company since early 2009. Mr. Geisler has over 20 years of experience in business, ranging from business start-ups, operations, expansion, product branding and client customer relations, in a variety of industries including medical, hospitality and mining. Mr. Geisler has 12 years of experience in operating public companies which have traded on the over the counter bulletin board. In addition to his position with DIIC, Mr. Geisler has been the Chief Operating Officer and a director of Pacific Gold Corp. since 2004 and President and a director of Pacific Gold Corp’s operating subsidiaries since 2003, including Oregon Gold Inc. from 2003 to 2009. Mr. Geisler is also President and Director of Pacific Metals Corp. since 2006. We believe Mr. Geisler’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

Mr. Richard Jagodnik has served as our Chief Financial Officer since January 2010 and as a director since July 2005. Prior to that, Mr. Jagodnik served as our Chief Executive Officer, President and Chairman of the Board from July 2005 until January 2010. From 1997 through 2005, Mr. Jagodnik was the Vice President of Finance for Interesting Displays & Ideas, a Montreal based manufacturing organization. From 1990 through 1997, Mr. Jagodnik worked in public practice with Friedman and Friedman, Chartered Accountants. Mr. Jagodnik is a Chartered Accountant and Certified public accountant in Canada. We believe Mr. Jagodnik’s qualifications to serve on our Board of Directors include his extensive experience in strategic planning, budgeting, project and contract management and organizational planning.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2012, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2012, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2012 were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2012 and 2011 by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2012 and 2011.

Name	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2012	56,111(1)	-0-	-0-	-0-	-0-	56,111
	2011	53,417(1)	-0-	-0-	-0-	-0-	53,417
Richard Jagodnik, Chief Financial Officer and Director	2012	-0-	-0-	-0-	-0-	9,606(1)	9,606
	2011	-0-	-0-	-0-	-0-	9,496(1)	9,496

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

Grants of Plan Based Awards

The Company did not award any stock options to any of its executive officers during 2012 or 2011. Our executive officers did not exercise any options during 2012.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2012:

Outstanding Equity Awards at December 31, 2012

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2012, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler	3,001,500	12.98%
Richard Jagodnik	4,200,000	18.16%
All directors and executive officers as a group (two persons)	7,201,500	31.15%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)  There are 23,121,481 shares of common stock issued and outstanding as at December 31, 2012. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2012, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 9 to the consolidated financial statements. The note is carried in Canadian dollars and a foreign exchange loss of $540 was recorded for the year ended December 31, 2012. For the year ended December 31, 2012 $1,171 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at December 31, 2012, is $10,936, including accrued interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit and quarterly fees billed by our independent registered public accounting firms for fiscal years 2012 and 2011 were $31,500 and $27,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2012 or 2011.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. Tax fees billed for fiscal year 2012 were $1,000.There were no tax fees billed for fiscal year 2011.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2012 or 2011.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Bylaws of Diagnostic Imaging International Corp. [1]
10.1	CTS Acquisition Agreement[2]
10.2	Settlement Agreement[3]
10.3	SOMRI Acquisition Agreement[4]
10.4	Form of Series B Notes[5]
21.1	Subsidiaries of the Registrant*
23.2	Consent of Silberstein Ungar, PLLC *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*

________________________________________________

1. Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed with the SEC on

August 9, 2006.

2. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

3. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2010.

4. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2012.

5. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	April 01, 2013

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	April 01, 2013
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	April 01, 2013
Richard Jagodnik	and Director