Form 10-Q
period 2013-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2013-05-13
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 07, 2012 the Company had outstanding 23,421,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$230,061	$107,701
Accounts Receivable, net	227,766	260,302
Prepaid Expenses	1,806	4,973
Total Current Assets	459,633	372,976
Property and Equipment
Equipment	1,428,419	1,419,917
Less: Accumulated Depreciation	(121,755)	(83,751)
Total Property and Equipment, net	1,306,664	1,336,166
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(801,868)	(767,481)
Total Intangible Assets, net	126,084	160,471
Goodwill
Total Goodwill	1,422,670	1,422,670
Other Assets
Deposits	13,078	13,181
Loans Receivable	2,653	3,124
Total Other Assets	15,731	16,305
TOTAL ASSETS	$3,330,782	$3,308,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$758,059	$665,783
Obligations Under Capital Lease, short term portion	93,670	257,152
Contingent Liability	200,000	200,000
Promissory Notes, short term portion	63,450	81,863
Note Payable – Shareholder	7,062	7,062
Convertible Note - Shareholder, net short term portion	6,910	10,936
Convertible Notes, net short term portion	28,051	63,183
Total Current Liabilities	1,157,202	1,285,979

Long Term Liabilities
Obligations Under Capital Lease, long term portion	314,405	297,848
Promissory Notes, long term portion	33,262	37,761
Convertible Notes, net long term portion	1,796,550	1,645,594
Total Long Term Liabilities	2,144,217	1,981,203
Total Liabilities	3,301,419	3,267,182
Stockholders' Equity
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common Stock-$0.001 par value; 100,000,000 shares authorized, 23,421,481, and 23,121,481 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	23,422	23,122
Additional Paid-In Capital	1,837,079	1,818,779
Accumulated Other Comprehensive Gain	4,320	2,933
Accumulated Deficit	(1,835,458)	(1,803,428)
Total Stockholders' Equity	29,363	41,406
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,330,782	$3,308,588

The accompanying notes are an integral part of these consolidated financial statements

Diagnostic Imaging International Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenue:
Sales	$1,299,005	$810,638
Less: Cost of sales	803,876	665,437
Gross Margin	495,129	145,201

Operating Expenses:
Advertising	1,417	1,293
Amortization	34,386	28,803
Depreciation	39,436	1,394
Bad Debt Expense	29,395	-
General and Administrative	45,984	15,666
Insurance	10,605	5,166
Labor	186,848	28,809
Legal and professional	40,835	13,885
Management fees	3,884	2,392
Rent Office Space and Servers	38,710	23,884
Travel	9,086	5,577
Total Operating Expenses	440,586	126,869
Net Gain from Operations	54,543	18,332

Other Income and (Expenses):
Other Income	-	297
Debt Settlement	(607)
Foreign Currency Gains (Losses)	3,351	(5,025)
Amortization of Debt Discount	(18,806)	(22,260)
Interest Expense	(70,511)	(6,618)
Total Other Income (Expenses)	(86,573)	(33,606)

Income (Loss) Before Provision for Income Taxes	(32,030)	(15,274)
Provision for Income Taxes	-	-
Net Income (Loss)	(32,030)	(15,274)
Comprehensive Income (Loss)	1,387	1,450
Total Comprehensive Income (Loss)	$(30,643)	$(13,824)
Basic and Diluted Income (Loss) per Share	$(0.001)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	23,134,813	18,106,481

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(32,030)	$(15,274)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	39,436	1,394
Accrued Interest Converted into note	58,412	5,787
Interest imputed on shareholder loan	-	173
Amortization of Debt Discount	18,806	22,260
Amortization of Intangible Assets	34,386	28,803
Foreign currency transaction Gain/ Loss	(2,750)	4,036
Changes in operating assets and liabilities:
Accounts Receivable	32,536	(15,448)
Deposits and prepaid expenses	3,167	(201)
Accounts Payable and accrued liabilities	92,276	83,095
Loans Receivable	471	(125)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	244,710	114,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	(10,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	150,000	-
Principal payments on Related Party debt	(4,023)	(4,054)
Principal payments on debt	(112,789)	(61,210)
Principal Payments on Capital Lease Obligations	(146,925)	-
NET CASH AND CASH EQUIVALENTS (USED) IN / PROVIDED BY FINANCING ACTIVITIES	(113,737)	(65,264)
Gain (Loss) due to foreign currency translation	1,387	1,450
NET CHANGE IN CASH AND CASH EQUIVALENTS	122,360	50,686
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,701	54,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230,061	$105,190

Cash paid during the year for:
Interest	$12,099	$831
Income Taxes	$-	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$18,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp., (“DIIC” or the “Company”) a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services, Inc. (“CTS”), a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI, Inc. (“SMI”) an independent Magnetic Resonance Imaging (MRI) facility located in Pottsville, Pennsylvania.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International Corp., and our wholly-owned subsidiaries, Canadian Teleradiology Services, Inc. and Schuylkill Open MRI, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ and SMI’s accumulated earnings prior to their acquisition (March 2, 2009 and December 10, 2012, respectively) are not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to March 31, 2013 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013, and December 31, 2012, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2013 and December 31, 2012, the allowance for bad debts was $40,000 and $416,361, respectively. Bad debt expense for the three months ended March 31, 2013 was $30,000.

As of March 31, 2013, three customers of CTS totalled approximately 83% of the total accounts receivable. As of December 31, 2012, three customers totalled approximately 77% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of March 31, 2013 the Company has acquired Goodwill of $1,422,670 as part of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

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

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a life of five years and the value attributed to it is being amortized over the same period.

SMI has a non-compete agreement with previous owners of SMI. This agreement has a remaining life of 2 years and the value attributed to it will be amortized over the same period.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $801,868 and $767,481 in March 31, 2013 and December 31, 2012, respectively.

For these assets, remaining amortization expense over the next five years is expected to be $126,085.

Year	USD
2013	$103,160
2014	22,925
2015	-
2016	-
2017	-
$126,085

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three months ended March 31, 2013, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, three contracts that are renewable in 2014 and 2015, and its two largest contracts, which renew automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

For SMI, revenue is recorded at the time of service.

Cost of Sales

Cost of sales includes fees paid to radiologists for teleradiology services, transcription fees, equipment repairs, system license and usage costs.

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the three months ended March 31, 2013.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended March 31, 2013.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and income taxes payable approximate fair value due to their most maturities.

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

Foreign Currency Translation

The Company’s functional currency for its wholly owned subsidiary, CTS, is the Canadian dollar, and these financial statements have been translated into U.S. dollars. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company recognized a foreign currency gain on transactions from operations of $3,351 and a foreign currency loss of $5,025 for the three months ended March 31, 2013 and 2012, respectively.

The Company recognized other comprehensive income of $1,387 and $1,450 for the three months ended March 31, 2013 and 2012, respectively.

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

Net Income (Loss) Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(30,643)	$(13,824)
Total	$(30,643)	$(13,824)

Total Comprehensive Income (Loss)	$(30,643)	$(13,824)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,134,813	18,106,481

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.001)	$(0.001)
Net Income (loss)	$(0.001)	$(0.001)

Diluted
Total Comprehensive Income (Loss)	$(0.001)	$(0.001)
Total Comprehensive Income (Loss)	$(0.001)	$(0.001)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At March 31, 2013 and December 31, 2012, the major class of property and equipment were as follows:

	March 31, 2013	December 31, 2012	Estimated useful lives
Computer/Office Equipment	$84,437	$85,935	3-7 years
Medical Equipment	601,774	591,774	3-7 years
Leasehold Improvements	742,208	742,208	39 years
Less: Accumulated Depreciation	(121,755)	(83,751)
Net Book Value	$1,306,664	$1,336,166

Depreciation expense was $1,417 and $1,293 for the three months ended March 31, 2013 and 2012, respectively.

Note 4. Business Combination

On December 10, 2012, the Company acquired 100% of Schuylkill Open MRI Inc. for consideration including cash which is described in detail below. Accordingly, the results of operations for SMI have been included in the accompanying consolidated financial statements from that date forward. SMI provides Magnetic Resonance Imaging (MRI) services. Pursuant to the terms of the Share Purchase Agreement, the Company paid an aggregate purchase price of $1,825,000 for the shares, plus a possible earn-out payment of up to $200,000 if certain post-closing revenue targets are met.

In connection with the Share Purchase Agreement, SMI entered into a lease agreement with one of the Sellers for the lease of two MRI machines. Under the terms of the lease, SMI is to make monthly payments of $11,013, plus applicable sales tax, over a period of 48 months.  In addition, SMI has agreed to make a one-time lease payment of $125,000 which was fully paid by March 30, 2013. The Company has guaranteed all of SMI’s obligations under the lease.  At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $555,000.

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

The amounts of revenue included in the consolidated income statement for the three months ended March 31, 2013 and 2012 is $476,016, and $0, respectively.

The amounts of gross earnings included in the consolidated income statement for three months ended March 31, 2013 and 2012 is $345,235, and $0, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated income statement.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended March 31, 2013 was:

Balance as of January 1, 2012	$-
Acquisition of goodwill during the year	1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2012	1,422,670
Changes in goodwill during the year	-
Balance as of March 31, 2013	$1,422,670

Note 6.  Lease Commitments

On December 30, 2009, CTS entered into a new lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The first lease payment was made in April 2010. This lease was accounted for as an operating lease and will expire in March 2018.

SMI has a lease for its off-site servers at a cost of approximately $1,092 per month. This lease is accounted for as an operating lease and expires on August 24, 2013.

In July 2004, SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania of approximately $4,390 subject to approximately 2% increase per year. The original term of the lease was for seven years with two options to extend for an additional five years each. The lease was extended in 2011 for an additional five years and will expire on June 30, 2016. Monthly rental amounts in 2013 were $5,437 per month plus approximately $1,674 in utilities, realty taxes, and operating costs.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in February 28, 2014.

Expected lease commitments for the next three years are as follows:

Year	Office Space	Servers	Total
2013	$125,560	$3,276	$128,836
2014	152,012	-	152,012
2015	148,932	-	148,932
	$426,504	$3,276	$429,780

Note 7. Accounts Payable and Accrued Liabilities

As of March 31, 2013 and December 31, 2012, the trade payables and accrued liabilities of the Company were $758,059 and $665,783, respectively. Of the total amount as of March 31, 2013, approximately $315,079 is related to CTS ongoing operations and $349,025 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2012, approximately $259,309 is related to CTS ongoing operations and $341,544 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Note 8. Obligations Under Capital Lease

On December 10, 2012, the Company entered into a lease agreement with one of the sellers of SMI to lease the two MRI machines. Under the terms of the lease, SMI is to make monthly payments of $11,013, plus applicable sales tax, over a period of 48 months.  In addition, SMI has agreed to make a one-time lease payment of $125,000 which was paid by March 30, 2013. The Company has guaranteed all of SMI’s obligations under the lease.  At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $555,000.

Minimum future lease payments under the capital lease are as follows as of March 31, 2013:

2013	$99,114
2014	132,152
2015	132,152
2016	132,150

Total minimum lease payments	495,568
Less amount representing interest	87,493

Present value of minimum lease payments	408,075
Less current portion of minimum lease payments	93,670

Long-term capital lease obligations	$314,405

The gross amount of the equipment held under capital leases totals $555,000 ($518,083 net book value after accumulated depreciation of $36,917) at March 31, 2013.

Note 9. Promissory Notes

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

During the three months ended March 31, 2013, $2,190 in accrued interest was recorded on the notes, and $25,102 was paid towards the balance of the notes.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2012	$84,590
Added: Proceeds from Notes Issuances	54,067
Added: Notes assumed on acquisition	64,528
Less: Payments through December 31, 2012	(91,057)
Added: Accrued Interest through December 31, 2012	7,496

Promissory notes at December 31, 2012	$119,624

Added: Proceeds through March 31, 2013	-
Added: Accrued Interest through March 31, 2013	2,190
Less: Payments through March 31, 2013	(25,102)

Promissory notes at March 31, 2013	$96,712
Less: Short term portion	63,450

Long term portion March 31, 2013	$33,262

Note 10. Convertible Notes

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

In accordance with ASC 470 on issuance of the shares given at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  The Discount on the notes was fully amortized at March 31, 2013.

For the three months ended March 31, 2013, $273 in accrued interest was recorded on the notes.

For the three months ended March 31, 2013, $2,922 in foreign currency gain was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of Series A Notes are as follows:

Issuance Date	December 31, 2012 Balance	Three Months ended March 31, 2013 Accrued Interest	Three Months ended March 31, 2013 Foreign Exchange Gain/(Loss)		Three Months ended March 30, 2012 (Payments)	Three Months ended March 31, 2013 Amortization of Debt Discount	March 31, 2013 Balance	Maturity date
March 1, 2010	$4,023	$2	$	n/a	$(2,250)	$-	$1,775	March 31, 2013
April 14, 2010	4,670	10		n/a	(2,250)	-	2,430	April 30, 2013
March 4, 2010	3,828	-		54	(3,774)	-	-	March 31, 2013
March 18, 2010	4,700	2		57	(3,892)	-	754	March 31, 2013
March 22, 2010	3,702	-		51	(3,651)	-	-	March 31, 2012
March 1, 2010	3,858	-		57	(3,801)	-	-	March 31, 2013
February 26, 2010	7,459	-		2,565	(2,561)	-	2,333	March 31, 2013
April 16, 2010	4,496	2		21	(2,241)	-	2,237	March 31, 2013
June 1, 2010	10,936	44		47	(4,023)	-	6,910	June 1, 2013
June 17, 2010	5,971	24		20	(2,241)	-	3,735	June 1, 2013
August 6, 2010	7,506	61		19	(2,241)	-	5,307	September 1, 2013
September 23, 2010	12,969	127		31	(3,585)	-	9,480	October 1, 2013
October 19, 2010	-	-		-	-	-	-	November 1, 2012
Total	$74,120	$273		$2,922	$(36,510)	$-	$34,961

Summary of the Notes is as follows:

	March 31, 2013	December 31, 2012
Convertible notes Beginning Balance	$74,120	$220,246
Less: unamortized debt discount	-	-
Convertible notes principal, net	74,120	220,246

Less: Payments in Period	(36,510)	(160,400)
Added: Foreign exchange (gain) loss	(2,922)	4,354
Added: Accrued interest	273	9,920
Total Convertible notes, net	$34,961	$74,120

Less: Short term portion, net	28,051	10,936
Less: Shareholder short term portion, net	6,910	63,184
Long term portion, net	$-	$-

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$6,450	$24,210	$-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
Total	$6,450	$24,210	$-

*All unpaid principal together with the balance of unpaid and accrued interest that will be due on maturity can be converted into shares by the holder as set in the conditions of the convertible notes agreement and discussed above.

On December 3, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000. On March 27, 2013 the company sold an additional $150,000 of Series B Notes; these notes have the same terms and mature on March 31, 2016.

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

For the three months ended March 31, 2013, $55,950 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the bonus shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $245,325.  Amortization of the discount for the three months ended March 31, 2013 was $18,806.

The Details of Series B Notes are as follows:

Issuance Date	December 31, 2012 Balance	Three Months ended March 31, 2013 Proceeds	Three Months ended March 31, 2013 Accrued Interest	Three Months ended March 31, 2013 Discount Beginning Balance	Three Months ended March 31, 2013 (Payments)	Three Months ended March 31, 2013 Amortization of Debt Discount	March 31, 2013 Balance	Maturity date
December 3, 2012	23,906	-	750	-	(750)	94	24,000	December 31, 2015
December 3, 2012	69,531	50,000	2,250	(9,300)	(1,500)	469	111,450	December 31, 2015
December 3, 2012	46,719	-	1,500	-	(1,500)	281	47,000	December 31, 2015
December 3, 2012	23,906	-	750	-	(750)	94	24,000	December 31, 2015
December 3, 2012	23,906	-	750	-	(750)	94	24,000	December 31, 2015
December 3, 2012	23,906	-	750	-	(750)	94	24,000	December 31, 2015
December 3, 2012	1,303,125	-	45,000	-	(45,000)	16,875	1,320,000	December 31, 2015
December 3, 2012	46,719	-	1,500	-	(1,500)	281	47,000	December 31, 2015
December 3, 2012	14,344	-	450	-	(450)	56	14,400	December 31, 2015
December 3, 2012	69,531	25,000	2,250	(4,650)	(2,250)	469	90,350	December 31, 2015
March 27, 2013	-	25,000	-	(1,550)	-	-	23,450	March 31, 2016
March 27, 2013	-	25,000	-	(1,550)	-	-	23,450	March 31, 2016
March 27, 2013	-	25,000	-	(1,550)	-	-	23,450	March 31, 2016
Total	$1,645,594	$150,000	$55,950	$(18,600)	$(55,200)	$18,806	$1,796,550

Summary of Series B Notes is as follows:

	March 31, 2013	December 31, 2012
Convertible notes Beginning Balance	$2,015,000	$1,865,000
Less: unamortized debt discount	(219,200)	(219,406)
Convertible notes principal, net	1,795,800	1,645,594

Less: Payments in Period	(55,200)	(19,650)
Added: Accrued interest	55,950	19,650
Total Convertible notes, net	$1,796,550	$1,645,594

Less: Short term portion, net	-	-
Long term portion, net	$1,796,550	$1,645,594

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$-	$181,350	$61,070
2014	-	241,800	81,425
2015	1,865,000	241,800	81,425
2016	150,000	4,500	1,550
2017	-	-	-
Total	$2,015,000	$769,450	$225,470

Note 11. Related Party Transactions

For the three months ended March 31, 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 10 above. The note is carried in Canadian dollars and a foreign exchange gain of $47 was recorded for the three months ended March 31, 2013. For the three months ended March 31, 2013 $44 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at March 31, 2013, is $6,910, including accrued interest.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2012	$7,062	$10,936
Added: Accrued Interest	-	44
Deduct: Foreign Exchange Gain	-	(47)
Less: Payments	-	(4,023)
Added: Amortization of Debt Discount	-	-
Balance at March 31, 2013	$7,062	$6,910

Note 12. Major Customers

For the three months ending March 31, 2013 and 2012, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended March 31, 2013 and 2012 are as follow:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$281,675	34%	$274,817	34%
Contract E	293,092	36%	307,379	38%
Contract F	$138,625	17%	$136,812	17%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at March 31, 2013		Balance at December 31, 2012
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$19,937	14%	$17,759	10%
Contract E	43,666	31%	45,825	27%
Contract F	48,687	35%	49,253	29%
Contract G	3,251	2%	18,553	11%
Contract H	$23,420	17%	$35,077	21%

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended March 31, 2013 and 2012 were $15,165 and $14,464, respectively.

Note 14. Common Stock Transactions

For the three months ended March 31, 2013 300,000 shares were issued as an additional part of convertible notes agreements. The shares were valued at $18,600 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 2012 5,015,000 shares were issued as an additional part of convertible notes agreements. The shares were valued at $225,675 based upon the closing price of our common stock at the grant date.

Note 15. Subsequent events

In April 2013, CTS entered into a new contract to provide remote radiology readings for a hospital for after hour’s service on weekdays and 24 hours on weekends and holidays.  Installation of the hardware and radiologist credentialing has begun and the company anticipates service to begin in June 2013.

In May 2013 SMI filed a “doing business as” with the state of Pennsylvania to allow the clinic to operate under the name Schuylkill Medical Imaging.  This DBA will take effect in late June 2013.

On April 9, 2013, SOMRI filed to move its incorporation status from Texas to Nevada, which has been approved and finalized.

The company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act)) guidelines.

SMI

Since 2003, SMI has been providing outpatient open MRI services. SMI currently performs exams on a Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software (“OPEN MRI”) and a Siemens Magnetom Symphony Quantum 1.5T high field MRI System, also utilizing Syngo software (“Symphony 1.5T high field MRI”).  Having both the OPEN MRI System and the Symphony 1.5T high field MRI gives SMI flexibility in the studies it can conduct on behalf of patients. SMI uses an electronic health record system to manage its patients’ medical records.  SMI offers same day, evening and Saturday appointments to accommodate both emergency and non-emergency patient’s schedule needs.

SMI participates in most major insurance plans. SMI accepts Medicare, Medicaid, Worker’s Compensation claims, Personal Injury Protection and Letters of Protection for participating personal injury attorneys in the area. SMI is accredited by the American College of Radiology (“ACR”) and by the Intersocietal Accreditation Commission (or “ICAMRL”).  SMI ACR certification is valid through March 3, 2015 and the ICAMRL certification is valid through March 31, 2015.

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

About Computerized Axial Tomography (CAT) Technology and Computed Tomography (CT)

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

SMI has built up its referral base from many family and specialized practitioners in the community. Currently there are upwards of 200 physicians that we draw from. This would help to lessen the impact should some physicians cease to refer patients.

Employees

DIIC currently has one full time executive (Chief Executive Officer), one part time executive (Chief Financial Officer) and twelve full time employees who include the head office accounting staff, the Dallas based billing staff and the SMI clinic staff. In addition, the Company employs many contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

Operations

CTS

In April 2013, CTS entered into a new contract to provide remote radiology readings for a hospital for after hour’s service on weekdays and 24 hours on weekends and holidays.  Installation of the hardware and radiologist credentialing has begun and the company anticipates service to begin in the second quarter of 2013.

During the three months ended March 31, 2013 CTS focused on marketing efforts and has reached out to new hospitals both inside and outside the Ontario, Canada marketplace.

SMI

SMI was acquired by DIIC on December 10, 2012. Since that time, business at SMI has been stable and the Company has focused on the transition of ownership of the facility.

For the first quarter, management focussed on improving the infrastructure at the clinic, analyzing marketing opportunities within the community, and meeting with the referring physicians about increase business referrals.

Business at the clinic increased in the first quarter of 2013 by over 100 patient scans from the first quarter of 2012.

Overall Operating Results:

For the three months ended March 31, 2013 revenues from teleradiology services was $822,989 compared to $810,638 for the three months ended March 31, 2012, an increase of 1.5% or $12,351. The increase in revenue from teleradiology services of 1.5% despite the reduction in most listed radiology fees by the Ontario Health Insurance Plan (OHIP), of approximately 5% in April 2012 was due to an increase in volume to current client hospitals. OHIP has announced plans to reduce fees by a further 6% over the next 3 years. The move by the Ontario government was unilateral and the radiology association may choose to challenge the fee reductions.

For the three months ended March 31, 2013, revenues from medical scans services were $476,016. Due to the acquisition date of December 10, 2012 of SMI, we had no revenue from medical scans for the three months ended March 31, 2012.

For the three months ended March 31, 2013, cost of sales incurred relating to radiology services were $803,876 compared to $665,437 for the three months ended March 31, 2012, an increase of 17% or $138,439. The increase pertaining to cost of sales of CTS of 1.5% or $7,658 was as a result of the increase in revenue of CTS. The remaining increase of $130,781 represents full three months of operation of SMI.

Operating expenses for the three months ended March 31, 2013 and March 31, 2012, totalled $440,586 and $126,869, respectively.

During the three months ended March 31, 2013, we incurred $73,822 in amortization and depreciation expenses, $40,835 in legal and professional fees, $45,984 in general and administrative costs, $3,884 in management fees, $1,417 in advertising and promotion, $186,848 for labor, and $49,315 for rent and insurance.

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

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock and convertible notes. Since the third quarter of 2010, the Company has funded its operations and working capital through revenue generation.

The Company’s operations have produced $1,299,005 of revenues for the three months ended March 31, 2013, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its expenses on an ongoing basis through 2013 and beyond. The Company will need to raise additional capital to expand its business, implement additional aspects of its business plan, and to retire the remaining balance in convertible notes; however, there can be no assurance that the Company will be able to raise the funds necessary to do so.

As of March 31, 2013, our assets totalled $3,330,782, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of March 31, 2013, our total liabilities consisted of accounts payable and accrued liabilities of $758,059, Obligations under capital lease of $408,075, contingent liability of $200,000, related party notes payable of $6,910 (net of discount), promissory notes of $96,712, and non-related party convertible notes of $1,824,601 (net of discount). As of March 31, 2013, we had an accumulated deficit of $1,835,458 and a working capital deficit of $697,569.

As of March 31, 2013 the Company has promissory notes to non–related parties for a total amount of $96,712. $37,801 of the promissory notes are due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. $42,791 of the promissory notes have scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $16,120 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note is expected to mature June 2014.

On December 5, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Notes”) in the aggregate principal amount of $1,865,000. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are due on December 31, 2015. On March 27, 2013 the company sold an additional $150,000 of Series B Notes, these notes have the same terms and mature on March 31, 2016. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of the Notes received bonus shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 10 to the consolidated financial statements.

In 2010, the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates 2013 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was given 3.33 shares of Company stock for each $1 of notes purchased. A detailed schedule of the Notes is presented in Note 10 to the consolidated financial statements.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 10 above. The note is carried in Canadian dollars and a foreign exchange gain of $47 was recorded for the three months ended March 31, 2013. For the three months ended March 31, 2013 $44 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at March 31, 2013, is $6,910, including accrued interest.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has, from time to time, loaned the Company a total of $112,381 to fund our operations. The loans are non-interest bearing and payable upon demand. At March 31, 2013, the balance outstanding was $7,062.

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

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to operating lease and are detailed in Note 6 to the consolidated financial statements in this 10-Q.

New Accounting Pronouncements

Diagnostic Imaging does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Diagnostic Imaging’s results of operations, financial position, or cash flow.

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4T. – Controls and Procedures

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of March 31, 2013.

(d) Report of Independent Registered Public Accounting Firm

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

PART II

ITEM 1. Legal Proceedings

On December 27, 2011, Geoffrey Blackner v. Schuylkill Open MRI, et al litigation, docketed in the Schuylkill County Court of Common Pleas, No. S15802011 was commenced against SMI by Mr. and Mrs. Blackner (“Plaintiffs”). The Plaintiffs allege that a radiologist at Schuylkill Medical Center was negligent in not finding the T1-2 disc herniation when interpreting a CT scan of Mr. Blackner’s head and neck. They further allege that a second doctor was negligent in not finding the T1-2 disc herniation when interpreting an MRI of Mr. Blackner’s cervical spine. Plaintiffs allege that SMI is vicariously liable for this negligence, because the second doctor was an independent contractor of Schuylkill Open MRI. Plaintiffs’ argue that the delay in discovering the T1-2 disc herniation, and thus the delay in surgery for that disc herniation, resulted in the damages to Mr. Blackner, specifically to his right hand. Mrs. Blackner has a loss of consortium claim.  SMI has passed this case to its insurer and has received a full indemnity from the seller of SMI to DIIC for this claim. The Company has fully paid its insurance deductible and does not anticipate any further monetary damages from this claim.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 300,000 shares in March 2013 at a per share price of $0.062 as an additional part of convertible notes agreements.

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

* Filed herewith.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 13, 2013

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	May 13, 2013
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting	May 13, 2013
Richard Jagodnik	Officer) and Director