Form 10-Q
period 2013-06-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2013-08-13
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013 the Company had outstanding 23,421,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$80,020	$107,701
Accounts Receivable, net	155,833	260,302
Prepaid Expenses	2,842	4,973
Total Current Assets	238,695	372,976
Property and Equipment
Equipment	1,430,011	1,419,917
Less: Accumulated Depreciation	(158,892)	(83,751)
Total Property and Equipment, net	1,271,119	1,336,166
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(836,254)	(767,481)
Total Intangible Assets, net	91,698	160,471
Goodwill
Total Goodwill	1,422,670	1,422,670
Other Assets
Deposits	12,911	13,181
Loans Receivable	2,037	3,124
Total Other Assets	14,948	16,305
TOTAL ASSETS	$3,039,130	$3,308,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$192,921	$288,928
Accrued Taxes Payable	384,366	376,855
Obligations Under Capital Lease, short term portion	96,154	257,152
Contingent Liability	200,000	200,000
Promissory Notes, short term portion	55,840	81,863
Note Payable - Shareholder	7,062	7,062
Convertible Note - Shareholder, net short term portion	1,792	10,936
Convertible Notes, net short term portion	8,480	63,183
Total Current Liabilities	946,615	1,285,979
Long Term Liabilities
Obligations Under Capital Lease, long term portion	289,415	297,848
Promissory Notes, long term portion	24,594	37,761
Convertible Note - Shareholder, net	-	-
Convertible Notes, net long term portion	1,816,156	1,645,594
Total Long Term Liabilities	2,130,165	1,981,203
Total Liabilities	3,076,780	3,267,182
Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,421,481, and 23,121,481 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23,422	23,122
Additional Paid-In Capital	1,837,079	1,818,779
Accumulated Other Comprehensive Gain	6,223	2,933
Accumulated Deficit	(1,904,374)	(1,803,428)
Total Stockholders’ Equity (Deficit)	(37,650)	41,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,039,130	$3,308,588

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenue:
Sales	$1,193,840	$832,016	$2,492,845	$1,642,654
Less: Cost of sales	766,244	678,594	1,570,120	1,344,031
Gross Margin	427,596	153,422	922,725	298,623

Operating Expenses:
Advertising	14,775	379	16,192	1,672
Amortization	34,387	28,804	68,773	57,607
Depreciation	39,486	-	78,922	1,388
Bad Debt Expense	(7,657)	-	21,738	-
General and Administrative	58,945	10,351	104,929	26,017
Insurance	12,645	5,120	23,250	10,286
Labor	162,727	28,311	349,575	57,120
Legal and professional	49,427	32,820	90,262	46,705
Management fees	3,831	2,390	7,715	4,782
Rent Office Space and Servers	22,396	23,807	61,106	47,691
Travel	10,511	377	19,597	5,954
Total Operating Expenses	401,473	132,359	842,059	259,222
Net Gain from Operations	26,123	21,063	80,666	39,401

Other Income and (Expenses):
Other Income	314	19,943	314	20,240
Debt Settlement loss	-	-	(607)	-
Foreign Currency Gains(Losses)	918	2,174	4,269	(2,857)
Amortization of Debt Discount	(20,357)	(8,363)	(39,163)	(30,623)
Interest Expense	(75,914)	(5,543)	(146,425)	(12,161)
Total Other Income (Expenses)	(95,039)	8,211	(181,612)	(25,401)

Income (Loss) Before Provision for Income Taxes	(68,916)	29,274	(100,946)	14,000
Provision for Income Taxes	-	(38,926)	-	(38,926)
Net Income (Loss)	(68,916)	(9,652)	(100,946)	(24,926)
Comprehensive Income (Loss)	1,903	(559)	3,290	891
Total Comprehensive Income (Loss)	$(67,013)	$(10,211)	$(97,656)	$(24,035)
Basic and Diluted Income (Loss) per Share	$(0.003)	$(0.001)	$(0.004)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	23,421,481	18,106,481	23,278,937	18,106,481

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(100,946)	$(24,926)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	78,922	1,388
Accrued Interest Converted into note	118,802	10,354
Interest imputed on shareholder loan	-	353
Amortization of Debt Discount	39,163	30,623
Amortization of Intangible Assets	68,773	57,607
Foreign currency transaction Gain/ Loss	(3,394)	1,137
Changes in operating assets and liabilities:
Accounts Receivable	104,469	(7,557)
Deposits and prepaid expenses	2,131	1,452
Accounts Payable and accrued liabilities	(88,495)	9,978
Loans Receivable	1,087	(1,156)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	220,512	79,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	(14,166)	-
NET CASH USED IN INVESTING ACTIVITIES	(14,166)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	156,000	15,000
Principal payments on Related Party debt	(8,905)	(9,395)
Principal payments on debt	(214,981)	(95,033)
Principal Payments on Capital Lease Obligations	(169,431)	-
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(237,317)	(89,428)
Gain (Loss) due to foreign currency translation	3,290	891
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,681)	(9,284)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,701	54,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,020	$45,220

Cash paid during the year for:
Interest	$27,624	$1,807
Income Taxes	$-	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$18,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to June 30, 2013 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013, and December 31, 2012, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2013 and December 31, 2012, the allowance for bad debts was $30,095 and $416,361, respectively. Bad debt expense for the six months ended June 30, 2013 was $21,738.

As of June 30, 2013, three customers totaled approximately 75% of the total accounts receivable. As of December 31, 2012, three customers totaled approximately 77% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of June 30, 2013, the Company has goodwill of $1,422,670 as part of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Intangible Assets

CTS has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts vary between one and five years. The contracts do not specify any minimum billings for any period of time. All hospital contracts capitalized as intangible assets were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the life of the contract using the straight line method. The Company did not capitalize any additional hospital contracts since the acquisition of CTS.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a life of five years and the value attributed to it is being amortized over the same period.

SMI has a non-compete agreement with previous owners of SMI. This agreement has a remaining life of 2 years and the value attributed to it is being amortized over the same period.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $836,254 and $767,481 in June 30, 2013 and December 31, 2012, respectively.

For these assets, remaining amortization expense over the next five years is expected to be $91,698.

Year	USD
2013	$68,773
2014	22,925
2015	-
2016	-
2017	-
$91,698

Revenue Recognition

The Company holds contracts with several hospitals and/or groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the six months ended June 30, 2013, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, three contracts that are renewable in 2014 and 2015, and its two largest contracts, which renew automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 - 7 years

Equipment

5 – 7 years

Furniture and Fixtures

2 to 5 years

Hospital Contracts

3 - 5 years

Non-compete Contract

39 years

Leasehold Improvements

Stock based compensation

The Company measures all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the six months ended June 30, 2013.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the six months ended June 30, 2013.

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

Foreign Currency Translation

The Company’s functional currency for its wholly owned subsidiary, CTS, is the Canadian dollar, and their financial statements have been translated into U.S. dollars. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company recognized a foreign currency gain on transactions from operations of $4,269 and a foreign currency loss of $2,857 for the six months ended June 30, 2013 and 2012, respectively.

The Company recognized other comprehensive income of $3,290 and $891 for the six months ended June 30, 2013 and 2012, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(67,013)	$(10,211)	$(97,656)	$(24,035)
Total	$(67,013)	$(10,211)	$(97,656)	$(24,035)

Total Comprehensive Income (Loss)	$(67,013)	$(10,211)	$(97,656)	$(24,035)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,421,481	18,106,481	23,278,937	18,106,481

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.003)	$(0.001)	$(0.004)	$(0.001)
Net Income (loss)	$(0.003)	$(0.001)	$(0.004)	$(0.001)

Diluted
Total Comprehensive Income (Loss)	$(0.003)	$(0.001)	$(0.004)	$(0.001)
Total Comprehensive Income (Loss)	$(0.003)	$(0.001)	$(0.004)	$(0.001)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At June 30, 2013 and December 31, 2012, the major class of property and equipment were as follows:

	June 30, 2013	December 31, 2012	Estimated useful lives
Computer/Office Equipment	$86,029	$85,935	3-7 years
Medical Equipment	601,774	591,774	3-7 years
Leasehold Improvements	742,208	742,208	39 years
Less: Accumulated Depreciation	(158,892)	(83,751)
Net Book Value	$1,271,119	$1,336,166

Depreciation expense was $39,486 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

In connection with the Share Purchase Agreement, SMI entered into a lease agreement with one of the Sellers for the lease of two MRI machines. Under the terms of the lease, SMI is to make monthly payments of $11,013, plus applicable sales tax, over a period of 48 months.  In addition, SMI agreed to make a one-time lease payment of $125,000 which was fully paid by March 30, 2013. The Company has guaranteed all of SMI’s obligations under the lease.  At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $555,000.

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

The Company has evaluated this transaction and believes that the historical cost of the tangible and intangible assets acquired approximated fair market value given the current nature of the assets acquired. As part of the acquisition, the Company has acquired goodwill of $1,422,670. The Company expects to amortize the full amount of goodwill for tax purposes. The Company will perform annual testing of goodwill for impairment.

The amounts of revenue included in the consolidated statement of operations for the six months ended June 30, 2013 and 2012 is $409,524, and $0, respectively.

The amounts of gross earnings included in the consolidated statement of operations for the six months ended June 30, 2013 and 2012 is $294,133, and $0, respectively.

The amounts of revenue included in the consolidated statement of operations for the six months ended June 30, 2013 and 2012 is $885,540, and $0, respectively.

The amounts of gross earnings included in the consolidated statement of operations for six months ended June 30, 2013 and 2012 is $639,368, and $0, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated statement of operations.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended June 30, 2013 was:

Balance as of January 1, 2012	$-
Acquisition of goodwill during the year	1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2012	1,422,670
Changes in goodwill during the year	-
Balance as of June 30, 2013	$1,422,670

Note 6.  Lease Commitments

CTS has a lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The Lease renewed in April 2013 for a period of five years and will expire in March 2018. On renewal, CTS was given a rental credit of approximately $28,000 to be used for the first few monthly rental lease payments. The credit was applied to rental obligations for the months of April – July of 2013. This lease was accounted for as an operating lease.

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

Expected lease commitments for the next three years are as follows:

Year	Office Space	Servers	Total
2013	$131,480	$2,184	$133,664
2014	167,042	-	167,042
2015	163,962	-	163,962
	$462,484	$2,184	$464,668

Note 7. Accounts Payable and Accrued Liabilities

As of June 30, 2013 and December 31, 2012, the trade payables and accrued liabilities of the Company were $577,285 and $665,783, respectively. Of the total amount as of June 30, 2013, approximately $224,943 is related to CTS ongoing operations and $290,164 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2012, approximately $259,309 is related to CTS ongoing operations and $341,544 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

In light of the issue regarding qualifying for this “C” payment, OHIP revised its schedule payment fees list in October 2010 and added in a “E” code fee to cover Teleradiology and additional numeration for STAT calls and ensuring there were no issues going forward. The remaining payments of $12,700 were paid by June 2013.

Note 8. Obligations Under Capital Lease

On December 10, 2012, the Company entered into a lease agreement with one of the sellers of SMI to lease the two MRI machines. Under the terms of the lease, SMI is to make monthly payments of $11,013, plus applicable sales tax, over a period of 48 months.  In addition, SMI agreed to make a one-time lease payment of $125,000, which was paid by March 30, 2013. The Company has guaranteed all of SMI’s obligations under the lease.  At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $555,000.

Minimum future lease payments under the capital lease are as follows as of June 30, 2013:

2013	$66,076
2014	132,152
2015	132,152
2016	132,150

Total minimum lease payments	462,530
Less amount representing interest	76,961

Present value of minimum lease payments	385,569
Less current portion of minimum lease payments	96,154

Long-term capital lease obligations	$289,415

The gross amount of the equipment held under capital leases totals $555,000 ($490,333 net book value after accumulated depreciation of $64,667) at June 30, 2013. Amortization of the capital lease obligations is included in the depreciation expense of $55,500 for the six months ending June 30, 2013.

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

During the six months ended June 30, 2013, $4,115 in accrued interest was recorded on the notes, and $49,305 was paid towards the balance of the notes.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2012	$84,590
Added: Proceeds from Notes Issuances	54,067
Added: Notes assumed on acquisition	64,528
Less: Payments through December 31, 2012	(91,057)
Added: Accrued Interest through December 31, 2012	7,496

Promissory notes at December 31, 2012	$119,624

Added: Proceeds through June 30, 2013	6,000
Added: Accrued Interest through June 30, 2013	4,115
Less: Payments through June 30, 2013	(49,305)

Promissory notes at June 30, 2013	$80,434
Less: Short term portion	55,840

Long term portion June 30, 2013	$24,594

Note 10. Convertible Notes

The convertible notes (“Series A Notes”) sold by DIIC in 2010 total $419,440. Series A Notes require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was issued 3.33 shares of Company stock for each $1 of notes purchased.

In accordance with ASC 470 on issuance of the shares issued at 3.33 shares of company stock for each $1 of notes purchased, the Company recognized an additional paid in Capital and a discount against the notes for a total of $210,290.  The Discount on the notes was fully amortized at March 31, 2013.

For the six months ended June 30, 2013, $330 in accrued interest was recorded on the notes.

For the six months ended June 30, 2013, $3,998 in foreign currency gain was recorded on the portion of the notes which is carried in Canadian dollar.

The Details of Series A Notes are as follows:

Issuance Date	December 31,	Six months	Six Month	Six Months	Six Months	June 30,	Maturity
	2012	ended	ended	ended	ended	2013	Date
	Balance	June 30,	June 30,	June 30,	June 30,	Balance
		2013	2013	2013	2013
		Accrued	Foreign	(Payments)	Amortization
		Interest	Exchange		of Debt
			Gain/(Loss)		Discount
01-Mar-10	$4,023	$2	$ n/a	$(4,025)	$-	$-	31-Mar-13
14-Apr-10	4,670	11	n/a	(4,681)	-	-	30-Apr-13
04-Mar-10	3,828	-	54	(3,774)	-	-	31-Mar-13
18-Mar-10	4,700	2	84	(4,618)	-	-	31-Mar-13
22-Mar-10	3,702	-	51	(3,651)	-	-	31-Mar-12
01-Mar-10	3,858	-	57	(3,801)	-	-	31-Mar-13
26-Feb-10	7,459	-	2,607	(4,851)	-	-	31-Mar-13
16-Apr-10	4,496	2	55	(4,443)	-	-	31-Mar-13
01-Jun-10	10,936	48	287	(8,905)	-	1,792	01-Jun-13
17-Jun-10	5,971	27	130	(5,867)	-	-	01-Jun-13
06-Aug-10	7,506	73	236	(4,448)	-	2,895	01-Sep-13
23-Sep-10	12,969	167	434	(7,116)	-	5,585	01-Oct-13
19-Oct-10	-	-	-	-	-	-	01-Nov-12
Total	$74,120	$330	$3,998	$(60,180)	$-	$10,272

Summary of the Notes is as follows:

	June 30, 2013	December 31, 2012
Convertible notes Beginning Balance	$74,120	$220,246
Less: unamortized debt discount	-	-
Convertible notes principal, net	74,120	220,246

Less: Payments in Period	(60,180)	(160,400)
Added: Foreign exchange (gain) loss	(3,998)	4,354
Added: Accrued interest	330	9,920
Total Convertible notes, net	$10,272	$74,120

Less: Short term portion, net	8,480	10,936
Less: Shareholder short term portion, net	1,792	63,184
Long term portion, net	$-	$-

Following are maturities of the long –term debt in convertible notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$6,200	$22,046	$-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
Total	$6,200	$22,046	$-

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

For the six months ended June 30, 2013, $114,400 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the bonus shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the six months ended June 30, 2013 was $39,163.

The Details of Series B Notes are as follows:

	December 31,	Six Months	Six Months	Six Months	Six Months	Six Months	June 30,
	2012	ended	ended	ended	ended	ended	2013
	Balance	June 30,	June 30,	June 30,	June 30,	June 30,	Balance
		2013	2013	2013	2013	2013
		Proceeds	Accrued	Discount	(Payments)	Amortization
			Interest	Beginning		of Debt
Issuance Date				Balance		Discount		Maturity date
03-Dec-12	$23,906	$-	$1,500	$-	$(1,500)	$188	$24,094	December 31, 2015
03-Dec-12	69,531	50,000	6,000	(9,300)	(6,000)	1,713	111,944	December 31, 2015
03-Dec-12	46,719	-	3,000	-	(3,000)	563	47,282	December 31, 2015
03-Dec-12	23,906	-	1,500	-	(1,500)	188	24,094	December 31, 2015
03-Dec-12	23,906	-	1,500	-	(1,500)	188	24,094	December 31, 2015
03-Dec-12	23,906	-	1,500	-	(1,500)	188	24,094	December 31, 2015
03-Dec-12	1,303,125	-	90,000	-	(90,000)	33,750	1,336,875	December 31, 2015
03-Dec-12	46,719	-	3,000	-	(3,000)	563	47,282	December 31, 2015
03-Dec-12	14,344	-	900	-	(900)	113	14,457	December 31, 2015
03-Dec-12	69,531	25,000	3,250	(4,650)	(3,250)	1,325	91,206	December 31, 2015
27-Mar-13	-	25,000	750	(1,550)	(750)	129	23,579	March 31, 2016
27-Mar-13	-	25,000	750	(1,550)	(750)	129	23,579	March 31, 2016
27-Mar-13	-	25,000	750	(1,550)	(750)	129	23,579	March 31, 2016
Total	$1,645,593	$150,000	$114,400	$(18,600)	$(114,400)	$39,163	$1,816,156

Summary of Series B Notes is as follows:

	June 30, 2013	December 31, 2012
Convertible notes Beginning Balance	$2,015,000	$1,865,000
Less: unamortized debt discount	(198,844)	(219,406)
Convertible notes principal, net	1,816,156	1,645,594

Less: Payments in Period	(114,400)	(19,650)
Added: Accrued interest	114,400	19,650
Total Convertible notes, net	$1,816,156	$1,645,594

Less: Short term portion, net	-	-
Long term portion, net	$1,816,156	$1,645,594

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$-	$120,900	$34,444
2014	-	241,800	81,425
2015	1,865,000	241,800	81,425
2016	150,000	4,500	1,550
2017	-	-	-
Total	$2,015,000	$609,000	$198,844

Note 11. Related Party Transactions

For the six months ended June 30, 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 10 above. The note is carried in Canadian dollars and a foreign exchange gain of $287 was recorded for the six months ended June 30, 2013. For the six months ended June 30, 2013 $48 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at June 30, 2013, is $1,792, including accrued interest.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2012	$7,062	$10,936
Added: Accrued Interest	-	48
Deduct: Foreign Exchange Gain	-	(287)
Less: Payments	-	(8,905)
Added: Amortization of Debt Discount	-	-
Balance at June 30, 2013	$7,062	$1,792

Note 12. Major Customers

For the three months ending June 30, 2013 and 2012, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended June 30, 2013 and 2012 are as follow:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$296,463	38%	$269,039	33%
Contract E	296,865	38%	388,629	47%
Contract F	$85,226	11%	$83,557	10%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at June 30, 2013		Balance at December 31, 2012
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$18,392	13%	$17,759	10%
Contract E	25,441	19%	45,825	27%
Contract F	48,751	36%	49,253	29%
Contract G	12,734	9%	18,553	11%
Contract H	$28,251	21%	$35,077	21%

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended June 30, 2013 and 2012 were $13,811, and $14,175, respectively.

Note 14. Common Stock Transactions

For the six months ended June 30, 2013 300,000 shares were issued as part of convertible notes agreements. The shares were valued at $18,600 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 2012 5,015,000 shares were issued as an additional part of convertible notes agreements. The shares were valued at $225,675 based upon the closing price of our common stock at the grant date.

Note. 15. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net losses of $97,656 for the six months ended June 30, 2013 as well as a working capital deficit of $707,921. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 16. Subsequent events

No Subsequent events.

The company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three and six months ended June 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CTS offers interpretations of urgent and elective examinations. The Company specializes in MRI, CT, PET, US, NM, MAMMO, X-Ray and BMD modalities.  Emergency STAT service is available within one hour, and 24 hours for all other studies. The CTS operation center co-ordinates hospitals and radiologists 24 hours a day, 365 days a year.

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

CTS adheres to all standards and Medical Insurance Plans (Ontario and PHIPA (Personal Health Information Protection Act)) guidelines.

SMI

Since 2003, SMI has been providing outpatient MRI services. SMI currently performs exams on a Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software (“OPEN MRI”) and a Siemens Magnetom Symphony Quantum 1.5T high field MRI System, also utilizing Syngo software (“Symphony 1.5T high field MRI”).  Having both the OPEN MRI System and the Symphony 1.5T high field MRI gives SMI flexibility in the studies it can conduct on behalf of patients. SMI uses an electronic health record system to manage its patients’ medical records.  SMI offers same day, evening and Saturday appointments to accommodate both emergency and non-emergency patient’s schedule needs.

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

Operations

CTS

In April 2013, CTS entered into a new contract to provide remote radiology readings for a hospital for after hour’s service on weekdays and 24 hours on weekends and holidays.   Service started in late June.

During the second quarter of 2013 CTS focused on marketing efforts and has reached out to new hospitals both inside and outside the Ontario, Canada marketplace and set up of the new contract.

SMI

SMI was acquired by DIIC on December 10, 2012. Since that time, business at SMI has been stable and the Company has focused on the transition of ownership of the facility.

For the second quarter, management focused on improving the infrastructure at the clinic, analyzing marketing opportunities within the community, and meeting with the referring physicians about increase business referrals.  The name of the company was changed from Schuylkill Open MRI to Schuylkill Medical Imaging in order to better reflect the full services offered..

Business was steady in the second quarter and patient visits were slightly better than the same quarter of the previous year.

Overall Operating Results:

For the six months ended June 30, 2013 revenues from teleradiology services was $1,607,304 compared to $1,642,654 for the six months ended June 30, 2012, a decrease of 2% or $35,350. The decrease in revenue from teleradiology services of 2% was due to a slight overall decrease in readings volume.

For the six months ended June 30, 2013, revenues from medical scans services were $885,540. Due to the acquisition date of December 10, 2012 of SMI, we had no revenue from medical scans for the six months ended June 30, 2012.

For the six months ended June 30, 2013, cost of sales incurred relating to radiology services were $1,570,120 compared to $1,344,031 for the six months ended June 30, 2012, an increase of 14.5% or $226,089. The increase of $246,173 represents six months of operation of SMI, along with a decrease in cost of sales of CTS of 1.5% or $20,084 as a result of the decrease in revenue.

Operating expenses for the six months ended June 30, 2013 and June 30, 2012, totaled $842,059 and $259,222, respectively.

During the six months ended June 30, 2013, we incurred $147,695 in amortization and depreciation expenses, $90,262 in legal and professional fees, $104,929 in general and administrative costs, $7,715 in management fees, $16,192 in advertising and promotion, $349,575 for labor, and $84,356 for rent and insurance.

During the six months ended June 30, 2012, we incurred $58,995 in amortization and depreciation expenses, $46,705 in legal and professional fees, $26,017 in general and administrative costs, $4,782 in management fees, $1,672 in advertising and promotion, $57,120 for labor, and $57,977 for rent and insurance.

For the three months ended June 30, 2013 revenues from teleradiology services was $822,989 compared to $832,016 for the three months ended June 30, 2012, a decrease of 1% or $9,027. The decrease in revenue from teleradiology services of 1% was due to a slight overall decrease in readings volume.

For the three months ended June 30, 2013, revenues from medical scans services were $409,524. Due to the acquisition date of December 10, 2012 of SMI, we had no revenue from medical scans for the three months ended June 30, 2012.

For the three months ended June 30, 2013, cost of sales incurred relating to radiology services were $766,244 compared to $678,594 for the three months ended June 30, 2012, an increase of 13% or $87,650. The increase of $115,391 represents three months of operation of SMI, along with a decrease in cost of sales of CTS of 4% or $27,741 as a result of the decrease in revenue.

Operating expenses for the three months ended June 30, 2013 and June 30, 2012, totaled $401,473 and $132,359, respectively.

During the three months ended June 30, 2013, we incurred $73,873 in amortization and depreciation expenses, $49,427 in legal and professional fees, $58,945 in general and administrative costs, $3,831 in management fees, $14,775 in advertising and promotion, $162,727 for labor, and $35,041 for rent and insurance.

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

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock and convertible notes. Since the third quarter of 2010, through the third quarter of 2012 the Company has funded its operations and working capital through revenue generation. During the fourth quarter of 2012 through the first quarter of 2013 the Company sold convertible notes to fund the acquisition of SMI and associated costs. Since the second quarter of 2013, the Company has funded its operations and working capital with revenue generation.

The Company’s operations have produced $1,193,840, and $2,492,845 of revenues for the three months and six months ended June 30, 2013, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2013 and beyond.

Based on the debt payment obligations of the Company that are due within the next 12 months, there is doubt about its ability to continue as a going concern, and the Company’s continued operations therefore are dependent upon either increasing revenues or adequate additional financing being raised, or both, to enable it to continue its operations as currently conducted.  Alternatively, the Company could adjust some of its operational requirements or modify some of its debt obligations; however, these changes may not necessarily provide sufficient funds to continue as a going concern. In the event that the Company is unable to continue as a going concern, it may be forced to realize upon its assets or even elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered these alternatives as a likely outcome, since it has continuing revenues from operations and is considering capital raising actions.

As of June 30, 2013, our assets totaled $3,039,130, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of June 30, 2013, our total liabilities consisted of accounts payable and accrued liabilities of $577,287, Obligations under capital lease of $385,569, contingent liability of $200,000, related party notes payable of $1,792 (net of discount), promissory notes of $80,434, and non-related party convertible notes of $1,824,636 (net of discount). As of June 30, 2013, we had an accumulated deficit of $1,904,374 and a working capital deficit of $707,921.

As of June 30, 2013 the Company has promissory notes to non–related parties for a total amount of $80,434. $28,953 of the promissory notes is due on December 31, 2013. Interest expense on the promissory notes is accrued at a rate of 10% compounded quarterly. $38,213 of the promissory notes have scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $13,266 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note matures June 2014.

On December 5, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Notes”) in the aggregate principal amount of $1,865,000. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are due on December 31, 2015. On March 27, 2013 the company sold an additional $150,000 of Series B Notes, these notes have the same terms and mature on March 31, 2016. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of the Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 10 to the consolidated financial statements.

In 2010, the Company closed a financing of $419,440 in loans from private investors. The notes are due on various dates in 2013 and require principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrues at 10% per annum. The notes and interest are convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was issued 3.33 shares of Company stock for each $1 of notes purchased. The Balance on the loans as of June 30, 2013 was $10,272. A detailed schedule of the Notes is presented in Note 10 to the consolidated financial statements.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes as described in Note 10 above. The note is carried in Canadian dollars and a foreign exchange gain of $287 was recorded for the six months ended June 30, 2013. For the six months ended June 30, 2013 $48 in accrued interest was recorded and added to the note. The total value of the note, net of discount as at June 30, 2013, is $1,792, including accrued interest.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has, from time to time, loaned the Company a total of $112,381 to fund our operations. The loans are non-interest bearing and payable upon demand. At June 30, 2013, the balance outstanding was $7,062.

The Company intends to explore capital raising options in the near term which may include the issuance of additional debt and the sale of equity or equity based securities.  The Company has no agreements or arrangements for additional capital at this time.  There can be no assurance that it will be able to raise additional capital, or if funds are offered, that they will on terms acceptable to the Company. A substantial amount of the assets of the Company, held through its subsidiaries, are pledged to secure certain debt; therefore, the ability of the Company to issue secured debt may be limited or require waivers or modifications to the current outstanding debt, which the current lenders do not have to provide.

The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4T. – Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Limitations on Effectiveness of Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls, our principal executive officer and principal financial officer have determined that during the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

Not Applicable

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2013

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	August 12, 2013