Form 10-Q
period 2013-09-30
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2013-11-13
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013 the Company had outstanding 23,421,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.

Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and Cash Equivalents	$69,645	$107,701
Accounts Receivable, net	180,460	260,302
Prepaid Expenses	3,972	4,973
Total Current Assets	254,077	372,976
Property and Equipment
Equipment	1,438,934	1,419,917
Less: Accumulated Depreciation	(200,209)	(83,751)
Total Property and Equipment, net	1,238,725	1,336,166
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(870,641)	(767,481)
Total Intangible Assets, net	57,311	160,471

Goodwill	1,422,670	1,422,670
Other Assets
Deposits	13,016	13,181
Loans Receivable	2,709	3,124
Total Other Assets	15,725	16,305
TOTAL ASSETS	$2,988,508	$3,308,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$189,559	$288,928
Accrued Taxes Payable	367,774	376,855
Obligations Under Capital Lease, short term portion	98,704	257,152
Contingent Liability	200,000	200,000
Promissory Notes, short term portion	37,105	81,863
Note Payable – Shareholder	4,095	7,062
Convertible Note – Shareholder, net short term portion	-	10,936
Convertible Notes, net short term portion	-	63,183
Total Current Liabilities	897,237	1,285,979
Long Term Liabilities
Obligations Under Capital Lease, long term portion	263,761	297,848
Promissory Notes, long term portion	21,060	37,761
Convertible Notes, net long term portion	1,836,513	1,645,594
Total Long Term Liabilities	2,121,334	1,981,203
Total Liabilities	3,018,571	3,267,182
Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,421,481, and 23,121,481 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	23,422	23,122
Additional Paid-In Capital	1,837,079	1,818,779
Accumulated Other Comprehensive Gain	5,155	2,933
Accumulated Deficit	(1,895,719)	(1,803,428)
Total Stockholders’ Equity (Deficit)	(30,063)	41,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,988,508	$3,308,588

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenue:
Sales	$1,322,026	$846,043	$3,814,871	$2,488,697
Less: Cost of sales	820,487	690,014	2,390,607	2,034,045
Gross Margin	501,539	156,029	1,424,264	454,652

Operating Expenses:
Advertising	19,792	3,136	35,984	4,808
Amortization	34,387	28,803	103,160	86,410
Depreciation	39,831	109	118,753	1,497
Bad Debt Expense (Recapture)	(20,455)	-	1,283	-
General and Administrative	65,335	12,473	170,264	38,490
Insurance	12,045	5,210	35,295	15,496
Labor	172,752	29,946	522,327	87,066
Legal and professional	25,801	48,427	116,063	95,132
Management fees	3,727	2,387	11,442	7,169
Rent Office Space and Servers	31,698	22,032	92,804	69,723
Travel	10,265	105	29,862	6,059
Total Operating Expenses	395,178	152,628	1,237,237	411,850
Net Gain from Operations	106,361	3,401	187,027	42,802

Other Income and (Expenses):
Other Income	1,317	-	1,631	20,240
Debt Settlement Loss	-	-	(607)	-
Foreign Currency Gains(Losses)	171	(5,394)	4,440	(8,251)
Amortization of Debt Discount	(20,356)	(3,330)	(59,519)	(33,953)
Interest Expense	(78,835)	(6,553)	(225,261)	(18,714)
Total Other Income (Expenses)	(97,703)	(15,277)	(279,316)	(40,678)

Income (Loss) Before Provision for Income Taxes	8,658	(11,876)	(92,289)	2,124
Provision for Income Taxes	-	(21,802)	-	(60,728)
Net Income (Loss)	8,658	(33,678)	(92,289)	(58,604)
Comprehensive Income (Loss)	(1,068)	(670)	2,222	221
Total Comprehensive Income (Loss)	$7,590	$(34,348)	$(90,067)	$(58,383)
Basic and Diluted Income (Loss) per Share	$0.000	$(0.002)	$(0.004)	$(0.003)
Weighted Average Shares Outstanding:
Basic and Diluted	23,421,481	18,106,481	23,326,973	18,106,481

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(92,289)	$(58,604)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	118,753	1,497
Accrued Interest Converted into note	182,953	14,779
Interest imputed on shareholder loan	-	530
Amortization of Debt Discount	59,519	33,953
Amortization of Intangible Assets	103,160	86,410
Foreign currency transaction Gain/ Loss	(4,033)	5,308
Changes in operating assets and liabilities:
Accounts Receivable	79,842	(23,096)
Deposits and prepaid expenses	1,001	1,965
Accounts Payable and accrued liabilities	(108,448)	46,218
Loans Receivable	415	(2,211)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	340,873	106,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Restricted Deposit	-	(20,000)
Equipment Purchase	(21,415)	(3,819)
NET CASH USED IN INVESTING ACTIVITIES	(21,415)	(23,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	156,000	180,000
Principal payments on Related Party debt	(10,291)	(12,103)
Principal payments on debt	(312,910)	(151,835)
Principal Payments on Capital Lease Obligations	(192,535)	-
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(359,736)	16,062
Gain (Loss) due to foreign currency translation	2,222	221
NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,056)	99,213
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,701	54,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,645	$153,717

Cash paid during the year for:
Interest	$42,308	$3,935
Income Taxes	$39,085	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$18,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp., (“DIIC” or the “Company”) a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services, Inc. (“CTS”), a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Medical Imaging (“SMI”) an independent Magnetic Resonance Imaging (MRI) facility located in Pottsville, Pennsylvania.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Diagnostic Imaging International Corp., and our wholly-owned subsidiaries, Canadian Teleradiology Services, Inc. and Schuylkill Medical Imaging Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ and SMI’s accumulated earnings prior to their acquisition (March 2, 2009 and December 10, 2012, respectively) are not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to the September 30, 2013 presentation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013, and December 31, 2012, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2013 and December 31, 2012, the allowance for bad debts was $9,066 and $416,361, respectively. Bad debt expense for the nine months ended September 30, 2013 was $1,283.

As of September 30, 2013, three customers totaled approximately 72% of the total accounts receivable. As of December 31, 2012, three customers totaled approximately 77% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of September 30, 2013, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Intangible Assets

CTS has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts vary between one and five years. The contracts do not specify any minimum billings for any period of time. All hospital contracts capitalized as intangible assets were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the life of the contract using the straight line method. The Company has not capitalized any additional hospital contracts since the CTS acquisition.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a life of five years and the value attributed to it is being amortized over the same period.

SMI has a non-compete agreement with previous owners of SMI. This agreement has a remaining life of two years and the value attributed to it is being amortized over the same period.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $870,641 and $767,481 in September 30, 2013 and December 31, 2012, respectively.

For these assets, remaining amortization expense over the next five years is expected to be $57,311.

Year	USD
2013	$36,103
2014	21,208
2015	-
2016	-
2017	-
$57,311

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the nine months ended September 30, 2013, CTS held eight contracts; three contracts that are renewable on a year-to-year basis, three contracts that are renewable in 2014 and 2015, and its two largest contracts, which renewed automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 - 7 years

Equipment

5 – 7 years

Furniture and Fixtures

2 to 5 years

Hospital Contracts

3 - 5 years

Non-compete Contract

39 years

Leasehold Improvements

Stock based compensation

The Company measures all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, at the fair value of the award and expenses it over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the nine months ended September 30, 2013, and 2012.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the nine months ended September 30, 2013, and 2012.

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

Foreign Currency Translation

The Company’s functional currency for its wholly-owned subsidiary, CTS, is the Canadian dollar, and their financial statements have been translated into U.S. dollars. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company recognized a foreign currency gain on transactions from operations of $4,440 and a foreign currency loss of $8,251 for the nine months ended September 30, 2013 and 2012, respectively.

The Company recognized other comprehensive income of $2,222 and $221 for the nine months ended September 30, 2013 and 2012, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$7,590	$(34,348)	$(90,067)	$(58,383)
Total	$7,590	$(34,348)	$(90,067)	$(58,383)

Total Comprehensive Income (Loss)	$7,590	$(34,348)	$(90,067)	$(58,383)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,421,481	18,106,481	23,326,973	18,106,481

EPS:
Basic:
Total Comprehensive Income (Loss)	$0.00	$(0.002)	$(0.004)	$(0.003)
Net Income (loss)	$0.00	$(0.002)	$(0.004)	$(0.003)

Diluted
Total Comprehensive Income (Loss)	$0.00	$(0.002)	$(0.004)	$(0.003)
Total Comprehensive Income (Loss)	$0.00	$(0.002)	$(0.004)	$(0.003)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At September 30, 2013 and December 31, 2012, the major class of property and equipment were as follows:

	September 30, 2013	December 31, 2012	Estimated useful lives
Computer/Office Equipment	$89,848	$85,935	3-7 years
Medical Equipment	601,774	591,774	3-7 years
Leasehold Improvements	747,312	742,208	39 years
Less: Accumulated Depreciation	(200,209)	(83,751)
Net Book Value	$1,238,725	$1,336,166

Depreciation expense was $118,753 and $1,497 for the nine months ended September 30, 2013 and 2012, respectively.

Note 4. Business Combination

On December 10, 2012, the Company acquired 100% of Schuylkill Open MRI Inc. for consideration including cash which is described in detail below. Accordingly, the results of operations for SMI have been included in the accompanying consolidated financial statements from that date forward. SMI provides Magnetic Resonance Imaging (MRI) services. Pursuant to the terms of the Share Purchase Agreement, the Company paid an aggregate purchase price of $1,825,000 for the shares, plus a possible earn-out payment of up to $200,000 to be paid within sixty days after December 31, 2013 if certain post-closing revenue targets are met.

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

The amounts of revenue included in the consolidated statement of operations for the three months ended September 30, 2013 and 2012 is $486,197, and $0, respectively.

The amounts of gross earnings included in the consolidated statement of operations for three months ended September 30, 2013 and 2012 is $345,904, and $0, respectively.

The amounts of revenue included in the consolidated statement of operations for the nine months ended September 30, 2013 and 2012 is $1,371,737, and $0, respectively.

The amounts of gross earnings included in the consolidated statement of operations for the nine months ended September 30, 2013 and 2012 is $985,272, and $0, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated statement of operations.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended September 30, 2013 was:

Balance as of January 1, 2012	$-
Acquisition of goodwill during the year	1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2012	1,422,670
Changes in goodwill during the year	-
Balance as of September 30, 2013	$1,422,670

Note 6.  Lease Commitments

CTS has a lease commitment for its office space of approximately $2,450 minimum rental, and approximately $2,850 in utilities, realty taxes, and operating costs, for a total of approximately $5,300 per month. The Lease renewed in April 2013 for a period of five years and will expire in March 2018. On renewal, CTS was given a rental credit of approximately $28,000. This lease was accounted for as an operating lease.

SMI has a lease for its off-site servers at a cost of approximately $1,092 per month. This lease is accounted for as an operating lease on a month-to-month basis.

SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania. The lease will expire on June 30, 2016, and it is renewable for an additional term of 5 years on the same terms and conditions. Monthly rental amounts in 2013 were $5,437 per month plus approximately $1,674 in utilities, realty taxes, and operating costs.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in February 28, 2014.

Expected lease commitments for the next three years are as follows:

Year	Office Space	Servers	Total
2013	$41,853	$3,276	$45,129
2014	153,320	13,104	166,424
2015	151,568	13,104	164,74
	$346,741	$29,484	$376,225

Note 7. Accounts Payable and Accrued Liabilities

As of September 30, 2013 and December 31, 2012, the trade payables and accrued liabilities of the Company were $557,333 and $665,783, respectively. Of the total amount as of September 30, 2013, approximately $234,474 is related to CTS ongoing operations and $288,013 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2012, approximately $259,309 is related to CTS ongoing operations and $341,544 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Minimum future lease payments under the capital lease are as follows as of September 30, 2013:

2013	$33,038
2014	132,152
2015	132,152
2016	132,150

Total minimum lease payments	429,492
Less amount representing interest	67,027

Present value of minimum lease payments	362,465
Less current portion of minimum lease payments	98,704

Long-term capital lease obligations	$263,761

The gross amount of the equipment held under capital leases totals $555,000 ($462,583 net book value after accumulated amortization of $92,417) at September 30, 2013. Amortization of the capital lease assets is included in the depreciation expense of $83,250 for the nine months ending September 30, 2013.

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

During the nine months ended September 30, 2013, $5,655 in accrued interest was recorded on the notes, and $73,114 was paid towards the balance of the notes.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2012	$84,590
Added: Proceeds from Notes Issuances	54,067
Added: Notes assumed on acquisition	64,528
Less: Payments through December 31, 2012	(91,057)
Added: Accrued Interest through December 31, 2012	7,496

Promissory notes at December 31, 2012	$119,624

Added: Proceeds through September 30, 2013	6,000
Added: Accrued Interest through September 30, 2013	5,655
Less: Payments through September 30, 2013	(73,114)

Promissory notes at September 30, 2013	$58,165
Less: Short term portion	37,105

Long term portion September 30, 2013	$21,060

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

For the nine months ended September 30, 2013, $334 in accrued interest was recorded on the notes.

For the nine months ended September 30, 2013, $4,341 in foreign currency gain was recorded on the portion of the notes which is carried in Canadian dollars.

As at September 30, 2013 Series A of the convertible notes were fully paid.

The Details of Series A Notes are as follows:

Issuance Date	December 31,	Nine months	Nine months	Nine months	Nine months	September 30,	Maturity
	2012	ended	ended	ended	ended	2013	Date
	Balance	September 30,	September 30,	September 30,	September 30,	Balance
		2013	2013	2013	2013
		Accrued	Foreign	(Payments)	Amortization
		Interest	Exchange		of Debt
			Gain/(Loss)		Discount
01-Mar-10	$4,023	$2	$ n/a	$(4,025)	$-	$-	31-Mar-13
14-Apr-10	4,670	11	n/a	(4,681)	-	-	30-Apr-13
04-Mar-10	3,828	-	54	(3,774)	-	-	31-Mar-13
18-Mar-10	4,700	2	84	(4,618)	-	-	31-Mar-13
22-Mar-10	3,702	-	51	(3,651)	-	-	31-Mar-12
01-Mar-10	3,858	-	57	(3,801)	-	-	31-Mar-13
26-Feb-10	7,459	-	2,607	(4,851)	-	-	31-Mar-13
16-Apr-10	4,496	2	55	(4,443)	-	-	31-Mar-13
01-Jun-10	10,936	48	693	(10,291)	-	-	01-Jun-13
17-Jun-10	5,971	27	130	(5,867)	-	-	01-Jun-13
06-Aug-10	7,506	73	231	(7,349)	-	-	01-Sep-13
23-Sep-10	12,969	170	379	(12,760)	-	-	01-Oct-13
19-Oct-10	-	-	-	-	-	-	01-Nov-12
Total	$74,120	$334	$4,341	$(70,113)	$-	$-

Summary of the Notes is as follows:

	September 30, 2013	December 31, 2012
Convertible notes Beginning Balance	$74,120	$220,246
Less: unamortized debt discount	-	-
Convertible notes principal, net	74,120	220,246

Less: Payments in Period	(70,113)	(160,400)
Added: Foreign exchange (gain) loss	(4,341)	4,354
Added: Accrued interest	334	9,920
Total Convertible notes, net	$-	$74,120

Less: Short term portion, net	-	10,936
Less: Shareholder short term portion, net	-	63,184
Long term portion, net	$-	$-

On December 3, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000. On March 27, 2013 the company sold an additional $150,000 of Series B Notes.

Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of Series B Notes received bonus shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. $1,865,000 of Series B Notes issued on December 3, 2012 mature on December 31, 2013; and $150,000 of Series B Notes issued March 27, 2013 mature on March 31, 2016.

For the nine months ended September 30, 2013, $174,850 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the bonus shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the nine months ended September 30, 2013 was $59,519.

The Details of Series B Notes are as follows:

	December 31,	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	September 30,
	2012	ended	ended	ended	ended	ended	2013
	Balance	September 30,	September 30,	September 30,	September 30,	September 30,	Balance
		2013	2013	2013	2013	2013
		Proceeds	Accrued	Discount	(Payments)	Amortization
			Interest	Beginning		of Debt
Issuance Date				Balance		Discount		Maturity date
03-Dec-12	$23,906	$-	$2,250	$-	$(2,250)	$281	$24,187	December 31, 2015
03-Dec-12	69,531	50,000	9,750	(9,300)	(9,750)	2,956	113,187	December 31, 2015
03-Dec-12	46,719	-	4,500	-	(4,500)	844	47,563	December 31, 2015
03-Dec-12	23,906	-	2,250	-	(2,250)	281	24,187	December 31, 2015
03-Dec-12	23,906	-	2,250	-	(2,250)	281	24,187	December 31, 2015
03-Dec-12	23,906	-	2,250	-	(2,250)	281	24,187	December 31, 2015
03-Dec-12	1,303,125	-	135,000	-	(135,000)	50,625	1,353,750	December 31, 2015
03-Dec-12	46,719	-	4,500	-	(4,500)	844	47,563	December 31, 2015
03-Dec-12	14,344	-	1,350	-	(1,350)	169	14,513	December 31, 2015
03-Dec-12	69,531	25,000	6,250	(4,650)	(6,250)	2,181	92,062	December 31, 2015
27-Mar-13	-	25,000	1,500	(1,550)	(1,500)	258	23,708	March 31, 2016
27-Mar-13	-	25,000	1,500	(1,550)	(1,500)	258	23,708	March 31, 2016
27-Mar-13	-	25,000	1,500	(1,550)	(1,500)	258	23,708	March 31, 2016
Total	$1,645,593	$150,000	$174,850	$(18,600)	$(174,850)	$59,519	$1,836,512

Summary of Series B Notes is as follows:

	September 30, 2013	December 31, 2012
Convertible notes Beginning Balance	$2,015,000	$1,865,000
Less: unamortized debt discount	(178,488)	(219,406)
Convertible notes principal, net	1,836,512	1,645,594

Less: Payments in Period	(174,850)	(19,650)
Added: Accrued interest	174,850	19,650
Total Convertible notes, net	$1,836,512	$1,645,594

Less: Short term portion, net	-	-
Long term portion, net	$1,836,512	$1,645,594

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2013	$-	$60,450	$14,088
2014	-	241,800	81,425
2015	1,865,000	241,800	81,425
2016	150,000	4,500	1,550
2017	-	-	-
Total	$2,015,000	$548,550	$178,488

Note 11. Related Party Transactions

For the nine months ended September 30, 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $4,095 note payable from DIIC. The note is non-interest bearing and payable on demand.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes series A as described in Note 10 above. The note is carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, $48 in accrued interest was recorded and added to the note. As at September 30, 2013 the note was fully paid.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2012	$7,062	$10,936
Added: Accrued Interest	-	48
Deduct: Foreign Exchange Gain	-	(693)
Less: Payments	(2,967)	(10,291)
Added: Amortization of Debt Discount	-	-
Balance at September 30, 2013	$4,095	$-

Note 12. Major Customers

For the three months ending September 30, 2013 and 2012, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended September 30, 2013 and 2012 are as follow:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$278,844	33%	$291,905	35%
Contract E	265,533	31%	275,212	33%
Contract F	$147,568	17%	$143,532	17%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at September 30, 2013		Balance at December 31, 2012
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$19,550	11%	$17,759	10%
Contract E	45,404	27%	45,825	27%
Contract F	52,334	31%	49,253	29%
Contract H	$23,443	14%	$35,077	21%

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended September 30, 2013 and 2012 were $14,560, and $13,045, respectively.

Note 14. Common Stock Transactions

For the nine months ended September 30, 2013, 300,000 shares were issued as part of convertible notes agreements. The shares were valued at $18,600 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 201,2 5,015,000 shares were issued as an additional part of convertible notes agreements. The shares were valued at $225,675 based upon the closing price of our common stock at the grant date.

Note. 15. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net losses of $90,067 for the nine months ended September 30, 2013 as well as a working capital deficit of $643,160. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 16. Subsequent events

The company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three and nine months ended September 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

During the third quarter of 2013 CTS focused on marketing efforts and has reached out to new hospitals both inside and outside the Ontario, Canada marketplace and set up of the new contract.

SMI

SMI was acquired by DIIC on December 10, 2012. Since that time, business at SMI has been stable and the Company has focused on the transition of ownership of the facility.

For the third quarter, management focused on improving the infrastructure at the clinic, analyzing and executing marketing opportunities within the community, and meeting with the referring physicians about increase business referrals.

Business was strong in the third quarter and patient visits were up by 8% over the same quarter of the previous year.

Overall Operating Results:

For the nine months ended September 30, 2013 revenues from teleradiology services was $2,443,134 compared to $2,488,697 for the nine months ended September 30, 2012, a decrease of 2% or $45,563. The decrease in revenue from teleradiology services of 2% was due to a slight overall decrease in readings volume.

For the nine months ended September 30, 2013, revenues from medical scans services were $1,371,737. Due to the acquisition date of December 10, 2012 of SMI, we had no revenue from medical scans for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, cost of sales incurred relating to radiology services were $2,390,607 compared to $2,034,045 for the nine months ended September 30, 2012, an increase of 17.5% or $356,562. The increase of $386,465 represents nine months of operation of SMI, along with a decrease in cost of sales of CTS of 1.5% or $29,903 as a result of the decrease in revenue.

Operating expenses for the nine months ended September 30, 2013 and September 30, 2012, totalled $1,237,237 and $411,850, respectively.

During the nine months ended September 30, 2013, we incurred $221,913 in amortization and depreciation expenses, $116,063 in legal and professional fees, $170,264 in general and administrative costs, $11,442 in management fees, $35,984 in advertising and promotion, $522,327 for labor, and $128,099 for rent and insurance.

During the nine months ended September 30, 2012, we incurred $87,907 in amortization and depreciation expenses, $95,132 in legal and professional fees, $38,490 in general and administrative costs, $7,169 in management fees, $4,808 in advertising and promotion, $87,066 for labor, and $85,219 for rent and insurance.

For the three months ended September 30, 2013 revenues from teleradiology services was $847,326 compared to $846,043 for the three months ended September 30, 2012, an increase of 0.5% or $1,283. The increase in revenue from teleradiology services of 0.5% was due to a new contract.

For the three months ended September 30, 2013, revenues from medical scans services were $486,197. Due to the acquisition date of December 10, 2012 of SMI, we had no revenue from medical scans for the three months ended September 30, 2012.

For the three months ended September 30, 2013, cost of sales incurred relating to radiology services were $820,487 compared to $690,014 for the three months ended September 30, 2012, an increase of 19% or $130,473. The increase of $140,293 represents three months of operation of SMI, along with a decrease in cost of sales of CTS of 1.5% or $9,820 as a result of the decrease in system costs.

Operating expenses for the three months ended September 30, 2013 and September 30, 2012, totalled $395,178 and $152,628, respectively.

During the three months ended September 30, 2013, we incurred $74,218 in amortization and depreciation expenses, $25,801 in legal and professional fees, $65,335 in general and administrative costs, $3,727 in management fees, $19,792 in advertising and promotion, $172,752 for labor, and $43,743 for rent and insurance.

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

The Company’s operations have produced $1,322,026, and $3,814,871 of revenues for the three months and nine months ended September 30, 2013, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2013 and beyond.

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

As of September 30, 2013, our assets totaled $2,988,508, which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of September 30, 2013, our total liabilities consisted of accounts payable and accrued liabilities of $557,333, Obligations under capital lease of $362,465, contingent liability of $200,000, promissory notes of $58,165, and non-related party convertible notes of $1,836,513 (net of discount). As of September 30, 2013, we had an accumulated deficit of $1,895,719 and a working capital deficit of $643,160.

As of September 30, 2013 the Company has promissory notes to non–related parties for a total amount of $58,165. $12,942 of the promissory notes is due on December 31, 2013. Interest expense on the promissory note is accrued at a rate of 10% compounded quarterly. $34,886 of the promissory notes have scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $10,337 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note matures June 2014.

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

In 2010, the Company closed a financing of $419,440 in loans from private investors. The notes were due on various dates in 2013 and required principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrued at 10% per annum. The notes and interest were convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was issued 3.33 shares of Company stock for each $1 of notes purchased. As at September 30, 2013 Series A notes are paid in full. A detailed schedule of the Notes is presented in Note 10 to the consolidated financial statements.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes series A as described in Note 10 above. The note is carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the nine months ended September 30, 2013. For the nine months ended September 30, 2013 $48 in accrued interest was recorded and added to the note. As at September 30, 2013 the note was fully paid.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has, from time to time, loaned the Company a total of $112,381 to fund our operations. The loans are non-interest bearing and payable upon demand. At September 30, 2013, the balance outstanding was $4,095.

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

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 300,000 shares in March 2013 at a per share price of $0.062 to purchasers of $150,000 of Series B notes issued in March of 2013.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2013

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	November 13, 2013