Form 10-K
period 2013-12-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2014-03-28
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Aggregate market value of the 11,719,981 outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $410,200, based on the closing sales price of the registrant’s common stock on that date.

There were 23,426,481shares of common stock outstanding as of March 24, 2014.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Diagnostic Imaging International Corp. (“DIIC,” “Company,” “we,” “our,” or “us”), a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan to pursue private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. The Company amended its plan in 2007 to also include the acquisition of operating imaging businesses in the United States.  The Company was renamed Diagnostic Imaging International Corp. and became a fully reporting company in early 2007 through the filing of an SB-2.  In 2009, the Company acquired Canadian Teleradiology Services, Inc. (CTS), and in 2012, acquired Schuylkill Open MRI, Inc. (SMI)

Business Description

DIIC is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate two wholly-owned subsidiaries: Canadian Teleradiology Services, Inc., which operates as Custom Teleradiology Services; and Schuylkill Open MRI, Inc., which operates as Schuylkill Medical Imaging.  With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

DIIC’s mission is to provide superior quality medical diagnostic imaging services to its clients across North America, delivering convenience, accuracy and the highest standards of care and service.  Our Company’s mandate is to make available, on a timely basis, valued-based on-site and remote medical imaging services for patients, hospitals, workers compensation boards and insurance companies.  With a focus on continuous improvement in key process metrics that help drive service excellence and customer satisfaction, DIIC is dedicated to providing patient-centric care and comprehensive support to our broad network of medical partners.

Custom Teleradiology Services, Inc. (CTS)

•

Founded in 2004 and acquired by DIIC in 2009, CTS is one of Canada’s leading providers of remote reading and reporting of medical diagnostic imaging scans, otherwise known as Teleradiology, for rural hospitals and clinics. Our network of board certified radiologists is, collectively providing medical imaging interpretations for our clients, helping to speed diagnoses, improve outcomes and enhance patient care.

•

On a 24/7/365 basis, CTS receives diagnostic imaging scans from hospitals, clinics and referring physicians, and transmits them to qualified radiologists, who are typically located in large urban medical centers. The receiving radiologist reads and interprets the diagnostic images and associated clinical data and prepares medical reports on the findings, which are in turn transmitted to the client allowing the hospital to continue with patient care.

•

CTS specializes in Magnetic Resonance Imaging (MRI), Computed Tomography (CT), Positron Emission Tomography (PET), Ultrasound (US), Nuclear Medicine (NM), Digital Mammography (MAMMO), X-Ray and Bone Mineral Densitometry (BDM) modalities.

•

CTS uses a leading brand Picture Archiving and Communications System (PACS) to ensure high resolution images can be delivered for interpretation in a quick, secure and highly dependable manner.  CTS also works with our IT Company to ensure our doctors workstations and hospital servers are always running.

•

Guided by the Canada Health Act of 1984, healthcare in Canada is delivered through a publicly funded healthcare system, which is mostly free at the point of use and has most services provided by private entities.  CTS’ revenues are derived from service agreements we enter with hospitals, clinics and other medical facilities where patients are treated.  Fees for services provided by CTS are billed to the government by each CTS client, which, upon being paid by the government, remits payment to CTS in accordance with the contracted payment terms.

•

CTS primary growth objectives are concentrated on optimizing our current contract portfolio and increasing our share of the Teleradiology market in the province of Ontario, expanding our geographic service region to include penetrating other Canadian provinces, and scaling our Canadian network of board certified radiologists to ensure effective support of our geographic expansion initiatives.

Schuylkill Medical Imaging (SMI)

Incorporated in 2003, SMI is the premier medical imaging facility serving patients in Schuylkill County, Pennsylvania.  SMI has provided high quality medical diagnostic imaging services for more than 11 years in a caring, safe and convenient environment.  Located in Pottsville, Pennsylvania and accredited by the American College of Radiology, SMI has the first and only Open MRI in Schuylkill County and has earned a strong reputation within the communities it serves through its board certified radiologists, highly trained technologists, medical equipment and advanced technology matched with exceptional care and service.

•

Our care facility currently houses two types of MRI systems – both of which provide exceptional anatomic detail and are particularly useful for diagnostic tests and procedures requiring high resolution.  Our digital imaging equipment includes a Siemens Concerto Open MRI System, as well as a closed 1.5 T Siemens Symphony MRI System.  The open MRI system is open on three sides, providing a panoramic 270° view – ideal for pediatric patients and those who may suffer from claustrophobia or are large bodied.  Our highly skilled radiologists weigh all factors to choose the right system for each individual patient to ensure the best outcome.  Equipped with this equipment, SMI is capable of facilitating MRI procedures that include cranial, spinal, abdominal, pelvic, musculoskeletal and head/neck scans.

•

Most MRI procedures take between 20 to 45 minutes to complete depending on the body part imaged and how many images are needed, although some may take 60 to 90 minutes or longer. The scan is done as an outpatient procedure, which means the patient can go home after the test is completed.

•

SMI’s business is highly reliant upon referrals from area physicians and group practices and does not maintain dedicated or contractual relationships with hospitals or clinics.   In fact, hospitals and clinics may compete with SMI to provide services to patients.  We believe that our community presence assists referring physicians with further enhancing their practices by providing well-coordinated and responsive care to their patients who require diagnostic imaging services; therefore we maintain an active outreach program, ensuring that the SMI brand and quality service offerings are well represented and communicated to practicing physicians in the region and to local healthcare consumers who exercise their own personal discretion in determining at what local medical imaging facility they choose to have their imaging procedures performed.

Our relationships with government-sponsored plans, including Medicare, Medicaid and TRICARE, as well as managed care organizations and commercial health insurance payors, are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding any balances due for co-payments, co-insurance, deductibles or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance the level of service we provide to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

SMI prides itself on its patient-centered culture and inviting, peaceful, healing environment that is aesthetically pleasing and designed specifically to allay patient fear, anxiety and discomfort.

SMI has a staff of approximately 8 employees including a center manager responsible for all the day operations and medical manager who oversees contrast studies and can advise on patient care.

Industry Overview

About Teleradiology

Teleradiology encompasses the electronic transmission of medical images from one location to another healthcare set-up via the Internet. Teleradiology bridges the gap between the imbalanced demand and supply of radiologists and diagnostic services across the globe. Efficient image transfer demands three major components, an image capture and sending station, telecommunication channels (such as the Internet), and lastly, an image receiving station.

Initially, the image transfer process was tedious and time consuming, coupled with no assurance of image clarity and quality.  That has all changed with the rapid evolution of imaging processing and transmission tools and technologies.  Today, Teleradiology has emerged as a viable and cost effective alternative to hiring for many hospitals and clinics worldwide needing better coverage for imaging reading and interpretations.

Teleradiology improves patient care by allowing radiologists to provide services without actually having to be at the location of the patient. This is important when a sub-specialist, such as a MRI Radiologist, Neuroradiologist, Pediatric Radiologist or Musculoskeletal Radiologist is required, as these professionals are generally only located in large metropolitan areas.  Moreover, sharing high quality images at high speed saves precious time for medical staff and patients, and allows physicians to be better connected, work smarter and make more confident decisions.  Teleradiology allows hospitals in remote rural communities the ability to provide patient care 24 hours a day without having to close its emergency rooms.  Rural communities are able to receive the same high end healthcare and service that those in large urban centers experience and expect.

Teleradiology allows trained specialists to be available 24/7 – including those with difficult-to-find sub-specialties, such as MRI Radiology, Neuroradiology and Pediatric Neuroradiology.

CTS’ network utilizes secured network technologies such a wide area networks (WAN) or a local area networks (LAN) that are fully compatible with. Highly specialized software is used to transmit the images and enable our radiologists to effectively analyze what can be hundreds of images for a given study. We also engage advanced technologies that include graphics processing, voice recognition and image compression are often used in Teleradiology.

Through Teleradiology, our radiologists can provide a Preliminary Read Report for emergency room purposes, or a Final Read Report for the official patient record and for use in billing. Preliminary reports include all pertinent findings and a phone call for any critical findings. For some of our Teleradiology services, such as those involving critical or stroke studies, the turnaround time is extremely fast with a one-hour standard turnaround.  Our Teleradiology Final Reports can be provided for emergent and non-emergent studies. Final reports include all findings and require access to prior studies and all relevant patient information for a complete diagnosis.

About Magnetic Resonance Imaging

A noninvasive medical test, magnetic resonance imaging (MRI) uses a combination of magnetism, radio waves and computer processing to create detailed images of nearly every body part and internal structure - from bones and joints to vital organs and tiny blood vessels in the brain. Unlike imaging techniques based on x-ray, with MRI there's no exposure to radiation. It is among the safest and most versatile of imaging methods. Since its introduction for medical purposes in the 1970s, advances in MRI technology have greatly improved image quality, speed and convenience for patients, while giving physicians a safe and versatile tool for screening, diagnosing, surgical planning, treatment and reconstruction.

MRI technology has proven valuable when diagnosing a variety of conditions, including cancer, heart and vascular disease, stroke, and joint and musculoskeletal disorders. Sports injuries can also be diagnosed, especially those occurring in the knee, shoulder, hip, elbow and wrist.  The benefits of MRI include:

•

Images of the soft-tissue structures, such as the heart and lungs, can be clearer and more detailed than with other imaging technology.

•

Enhanced ability to provide an early diagnosis and evaluation of tumors.

•

Enables medical professionals to detect abnormalities that may be obscured by a bone.

About Computerized Tomography (CT) or Computerized Axial Tomography (CAT)

A 'computerized tomography' (CT) or 'computerized axial tomography' (CAT) scan uses a computer that takes data from several X-ray images of structures inside a human's or animal's body and converts them into pictures on a monitor. Tomography is the process of generating a 2-dimensional image of a slice or section through a 3-dimensional object. Similar to looking at one slice of bread within the whole loaf.

CT scans are used to study areas of the body and the arms or legs, including:

•

Chest (thorax). A CT scan of the chest can look for problems with the lungs, the heart, the esophagus or the major blood vessel (aorta) or the tissues in the center of the chest. Some common chest problems a CT scan may find include infection, lung cancer, a pulmonary embolism, and an aneurysm. It also can be used to see if cancer has spread into the chest from another area of the body.

•

Abdomen. A CT scan of the abdomen can find cysts, abscesses, infection, tumors, an aneurysm, enlarged lymph nodes, foreign objects, bleeding in the belly, diverticulitis, inflammatory bowel disease, and appendicitis.

•

Urinary tract. A CT scan of the kidneys, ureters, and bladder is called a CT KUB or CT urogram. This type of scan can find kidney stones, bladder stones, or blockage of the urinary tract. A special type of CT scan, called a CT intravenous pyelogram (IVP), uses injected dye (contrast material) to look for kidney stones, blockage, growths, infection, or other diseases of the urinary tract.

•

Liver. A CT scan can find liver tumors, bleeding from the liver and liver diseases. A CT scan of the liver can help determine the cause of jaundice.

•

Pancreas. A CT scan can find a tumor in the pancreas or inflammation of the pancreas (pancreatitis).

•

Gallbladder and bile ducts. A CT scan can be used to check for blockage of the bile ducts. Gallstones occasionally show up on a CT scan. But other tests, such as ultrasound, usually are used to find problems with the gallbladder and bile ducts.

•

Adrenal glands. A CT scan can find tumors or enlarged adrenal glands.

•

Spleen. A CT scan can be used to check for an injury to the spleen or the size of the spleen.

•

Pelvis. A CT scan can look for problems of organs in the pelvis. For a woman, these include the uterus, ovaries, and fallopian tubes. For a man, the pelvic organs include the prostate gland and the seminal vesicles.

•

Arm or leg. A CT scan can look for problems of the arms or legs, including the shoulder, elbow, wrist, hand, hip, knee, ankle, or foot.

About Positron Emission Tomography (PET)

A Positron Emission Tomography (PET) scan uses radiation, or nuclear medicine imaging, to produce three-dimensional, color images of the functional processes within the human body. The machine detects pairs of gamma rays which are emitted indirectly by a tracer (positron-emitting radionuclide) which is placed in the body on a biologically active molecule. The images are reconstructed by computer analysis. Modern machines often use a CT X-ray scan which is performed on the patient at the same time in the same machine.

A PET scan can measure such vital functions as blood flow, oxygen use, and glucose metabolism, which helps doctors identify abnormal from normal functioning organs and tissues. The scan can also be used to evaluate the effectiveness of a patient’s treatment plan, allowing the course of care to be adjusted if necessary. Currently, PET scans are most commonly used to detect cancer, heart problems (such as coronary artery disease and damage to the heart following a heart attack), brain disorders (including brain tumors, memory disorders, seizures) and other central nervous system disorders.

One of the main differences between PET scans and other imaging tests like CT scan or magnetic resonance imaging (MRI) is that the PET scan reveals the cellular level metabolic changes occurring in an organ or tissue. This is important and unique because disease processes often begin with functional changes at the cellular level. A PET scan can often detect these very early changes whereas a CT or MRI detect changes a little later as the disease begins to cause changes in the structure of organs or tissues.

Market Outlook

The global diagnostic imaging market is expected to grow from $20.7 billion in 2010 to $26.6 billion by 2016, at an estimated CAGR of 4.2% from 2011 to 2016. Increasing aging population and widening applications of diagnostic imaging due to continuous developments are predominantly driving the diagnostic imaging market. (Source: MarketsandMarkets, October 2013)

According to a new market report published by Transparency Market Research, the global Teleradiology market was valued at $920 million in 2012 and is expected to grow at a CAGR of 22.3% from 2013 to 2019, to reach an estimated value of $3.78 billion in 2019. ("Teleradiology Market (X-ray, Ultrasound, CT, MRI and Nuclear Imaging) - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2013 – 2019”)  At a regional level, North America was the largest market in 2012 for Teleradiology, followed by the European region. This is attributed to rapid technological innovations, large consumer base and high disposable income. Also, presence of well-equipped healthcare institutions along with ready acceptance of novel approaches in medicine will lead to rapid growth and development of Teleradiology practices in the above mentioned markets.

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

U.S. Government Regulation

Our SMI subsidiary is subject to extensive regulation under federal, State, and local laws.  This includes but is not limited to complying with HIPPA, Accreditation standards, Medicare and private insurance standards. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

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

SMI has built up its referral base from many family and specialized practitioners in the community.  Currently, we have nearly 200 local physicians that refer patients to us for our medical imaging services, helping to lessen the impact should some physicians elect to no longer refer us patients.

Employees

DIIC currently has one full time executive (Chief Executive Officer), one part time executive (Chief Financial Officer) and  15 full time employees who include the head office accounting staff, CTS staff, the Dallas based billing staff and the SMI clinic staff. In addition, the Company employs as many as 40 sub-contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

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

ITEM 4. MINE SAFETY AND DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock traded for listing on the OTC Markets QB (“OTCQB”) under the stock symbol DIIG. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2013 and 2012 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2013		2012
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.046	$0.042	$0.08	$0.015
September 30	$0.072	$0.070	$0.05	$0.004
June 30	$0.037	$0.037	$0.02	$0.004
March 31	$0.034	$0.033	$0.02	$0.02

Holders

As of March 15, 2014, we had 76 shareholders of record of our common stock, and the closing sales price on that date for our common stock was $0.08 per share.  We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock is held through brokerage firms in “street names.”

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS

During the fiscal year ended December 31, 2013 CTS entered into a new contract to provide remote radiology readings for a hospital for after hour’s service on weekdays and 24 hours on weekends and holidays. Service started in late June.

CTS focused on marketing efforts and has reached out to new hospitals both inside and outside the Ontario, Canada marketplace.

In the fourth quarter of 2013, CTS hired a new manager in charge of business operations and new business development. This manager is in charge of overseeing current clients as well as securing new contracts to help grow the business.

SMI

SMI was acquired by DIIC on December 10, 2012. Since that time business at SMI has been stable and the Company has focused on the transition of ownership of the facility.

Management focused on improving the infrastructure at the clinic, analyzing and executing marketing opportunities within the community, and meeting with the referring physicians about increase business referrals.  New marketing efforts including local TV and billboard ads, little league sponsorship and other initiatives have been taken to strengthen our name in the community.

Business was strong in the fiscal year ended December 31, 2013 and patient visits were up by 5% over the previous year.

SMI has been evaluating other growth strategies and looking to add modalities to the center in 2014.

Overall Operating Results:

For the year  ended December 31, 2013 revenues from teleradiology services was $3,262,156 compared to $3,308,100 for the year ended December 31, 2012, a decrease of 1.4% or $45,944. The decrease in revenue from teleradiology services of 2% was due to a slight overall decrease in readings volume.

For the year ended December 31, 2013 revenue from medical scans services were $1,815,185 compared to$70,882 for the year ended December 31, 2012. The increase in revenue for the year ended December 31, 2013 is due to a full year of operations in compare to revenue for the year ended December 31, 2012 from the acquisition date of SMI, December 10, 2012, through to December 31, 2012.

For the year ended December 31, 2013 cost of sales incurred relating to radiology services were $2,673,294 compared to $2,704,223 for the year ended December 31, 2012, a decrease of 1.1% or $30,929. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the year ended December 31, 2013 cost of sales from medical scans services were $501,761 compared to $29,600 for the year ended December 31, 2012. The increase in costs of sales from medical scans representing a full year of operations in 2013 compared to SMI operations from acquisition date December 10, 2012 to December 31, 2012.

Operating expenses for the years ended December 31, 2013 and 2012 totalled $1,598,603 and $627,718, respectively.

During the year ended December 31, 2013, we incurred $296,154 in amortization and depreciation expenses, $166,914 in legal and professional fees, $236,569 in general and administrative costs, $15,167 in management fees, $46,103 in advertising and promotion, $711,455 for labor, and $180,294 for rent and insurance.

During the year ended December 31, 2012, we incurred $131,726 in amortization and depreciation expenses, $147,735 in legal and professional fees, $64,279 in general and administrative costs, $9,587 in management fees, $6,225 in advertising and promotion, $133,368 for labor, and $110,997 for rent and insurance. Legal fees were higher than expected for 2012 due to the expenses incurred with the acquisition of SMI.

The Company generated positive cash flow in 2013 in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

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

The Company’s operations have produced $5,077,342 of revenues for the year ended December 31, 2013, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2014 and beyond.

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

As of December 31, 2013, our assets totalled $3,038,475 which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of December 31, 2013, our total liabilities consisted of accounts payable and accrued liabilities of $608,152, Obligations under capital lease of $330,705, acquisition liability of $200,000, promissory notes of $45,015, and non-related party convertible notes of $1856,869 (net of discount). As of December 31, 2013, we had an accumulated deficit of $1,869,474 and a working capital deficit of $559,626.

As of December 31, 2013 the Company has promissory notes to non–related parties for a total amount of $45,015. $6,178 of the promissory notes is due on February 28, 2014. Interest expense on the promissory note is accrued at a rate of 10% compounded quarterly. $31,507 of the promissory notes have scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $7,330 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note matures June 2014.

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

In 2010, the Company closed a financing of $419,440 in loans from private investors. The notes were due on various dates in 2013 and required principal payments of 3% per month on the outstanding principal balance. Interest on the notes accrued at 10% per annum. The notes and interest were convertible into shares of common stock of the Company at $0.15 per share. In addition, each note holder was issued 3.33 shares of Company stock for each $1 of notes purchased. As at December 31, 2013 Series A notes are paid in full. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes series A as described in Note 9 above. The note was carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the year ended December 31, 2013. For the year ended December 31, 2013 $48 in accrued interest was recorded and added to the note. As at December 31, 2013 the note was fully paid.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has, from time to time, loaned the Company a total of $112,381 to fund our operations. The loans are non-interest bearing and payable upon demand. As at December 31, 2013, the loan is fully paid.

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

Off Balance Sheet Arrangements

None.

New Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1	Report of Independent Registered Public Accounting Firm
F 2	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
F-4	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from January 1, 2012 to December 31, 2013
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Diagnostic Imaging International Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Diagnostic Imaging International Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging International Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

March, 25, 2014

Diagnostic Imaging International Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$77,300	$107,701
Accounts Receivable, net	295,614	260,302
Prepaid Expenses	5,364	4,973
Total Current Assets	378,278	372,976
Property and Equipment
Equipment	1,437,464	1,419,917
Less: Accumulated Depreciation	(237,763)	(83,751)
Total Property and Equipment, net	1,199,701	1,336,166
Intangibles
Hospital Contracts	794,707	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(905,027)	(767,481)
Total Intangible Assets, net	22,925	160,471

Goodwill	1,422,670	1,422,670
Other Assets
Deposits	12,855	13,181
Loans Receivable	2,046	3,124
Total Other Assets	14,901	16,305
TOTAL ASSETS	$3,038,475	$3,308,588

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$250,099	$288,928
Accrued Taxes Payable	358,052	376,855
Obligations Under Capital Lease, short term portion	102,210	257,152
Acquisition Liability	200,000	200,000
Promissory Notes, short term portion	27,543	81,863
Note Payable - Shareholder	-	7,062
Convertible Note - Shareholder, net short term portion	-	10,936
Convertible Notes, net short term portion	-	63,183
Total Current Liabilities	937,904	1,285,979
Long Term Liabilities
Obligations Under Capital Lease, long term portion	228,495	297,848
Promissory Notes, long term portion	17,472	37,761
Convertible Notes, net long term portion	1,856,869	1,645,594
Total Long Term Liabilities	2,102,836	1,981,203
Total Liabilities	3,040,740	3,267,182

Stockholders' Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,421,481, and 23,121,481 shares issued and outstanding at December 31, 2013 and 2012, respectively	23,422	23,122
Additional Paid-In Capital	1,837,079	1,818,779
Accumulated Other Comprehensive Gain	6,708	2,933
Accumulated Deficit	(1,869,474)	(1,803,428)
Total Stockholders' Equity (Deficit)	(2,265)	41,406
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,038,475	$3,308,588

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2013	2012
Revenue:
Sales	$5,077,342	$3,378,982
Less: Cost of sales	3,175,054	2,733,823
Gross Margin	1,902,288	645,159

Operating Expenses:
Advertising	46,103	6,225
Amortization	137,547	117,075
Depreciation	158,607	14,651
Bad Debt Expense (Recapture)	(92,085)	10,000
General and Administrative	236,569	64,279
Insurance	47,403	23,057
Labor	711,455	133,368
Legal and professional	166,914	147,735
Management fees	15,167	9,587
Rent Office Space and Servers	132,891	87,940
Travel	38,032	13,801
Total Operating Expenses	1,598,603	627,718
Net Gain from Operations	303,685	17,441

Other Income and (Expenses):
Other Income	2,459	20,242
Debt Settlement Loss	3,893	-
Foreign Currency Gains (Losses)	4,665	(7,927)
Amortization of Debt Discount	(79,875)	(40,221)
Interest Expense	(300,873)	(42,749)
Total Other Income (Expenses)	(369,731)	(70,655)

Income (Loss) Before Provision for Income Taxes	(66,046)	(53,214)
Provision for Income Taxes	-	(79,123)
Net Income (Loss)	(66,046)	(132,337)
Comprehensive Income (Loss)	3,775	(113)
Total Comprehensive Income (Loss)	$(62,271)	$(132,450)
Basic and Diluted Income (Loss) per Share	$(0.003)	$(0.007)

Weighted Average Shares Outstanding: Basic and Diluted	23,350,793	18,123,793

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Changes in Stockholders’ Equity

From January 1, 2012 through December 31, 2013

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Amount	Shares	Capital	Loss	Deficit	Total
Balance at January 1, 2012	$18,107	18,106,481	$1,597,413	$3,046	$(1,671,091)	$(52,525)

Shares Issued for Convertible Notes	5,015	5,015,000	220,660			225,675
Capital Contribution			706			706
Comprehensive Income ( Loss)				(113)		(113)
Net Income (Loss)					(132,337)	(132,337)
Balance at December 31, 2012	$23,122	23,121,481	$1,818,779	$2,933	$(1,803,428)	$41,406
						-
Shares Issued for Convertible Notes	300	300,000	18,300			18,600
Comprehensive Income ( Loss)				3,775		3,775
Net Income (Loss)					(66,046)	(66,046)
Balance at December 31, 2013	$23,422	23,421,481	$1,837,079	$6,708	$(1,869,474)	$(2,265)

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(66,046)	$(132,337)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	158,607	14,651
Accrued Interest Converted into note	244,363	16,443
Interest imputed on shareholder loan	-	706
Amortization of Debt Discount	79,875	40,220
Shares issued for services	-	-
Amortization of Intangible Assets	137,547	117,075
Foreign currency transaction Gain/ Loss	(4,147)	4,229
Changes in operating assets and liabilities:
Accounts Receivable	(35,312)	1,878
Deposits and prepaid expenses	(65)	2,171
Accounts Payable and accrued liabilities	(57,634)	107,743
Loans Receivable	1,078	(2,158)
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	458,266	170,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in SMI	-	(1,782,113)
Equipment Purchase	(22,291)	(3,776)
NET CASH USED IN INVESTING ACTIVITIES	(22,291)	(1,785,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	156,000	1,919,067
Principal payments on Related Party debt	(10,291)	(16,183)
Principal payments on debt	(391,565)	(234,306)
Principal Payments on Capital Lease Obligations	(224,295)	-
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(470,151)	1,668,578
Gain (Loss) due to foreign currency translation	3,775	(113)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,401)	53,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,701	54,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,300	$107,701

Cash paid during the year for:
Interest	$56,510	$25,732
Income Taxes	$57,734	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$18,600	$225,675
Equipment Acquired Through Capital Lease	$-	$555,000

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (audited)

December 31, 2013

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2013 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, and 2012, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2013 and 2012, the allowance for bad debts was $17,294 and $416,361, respectively. Bad debt recapture for the year ended December 31, 2013 was $92,085 and Bad Debt Expense for the year ended December 31, 2012 was $10,000.

Three customers of CTS totalled approximately 83% of the total accounts receivable. As of December 31, 2012, three customers totalled approximately 77% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of December 31, 2013, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Intangible Assets

CTS has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts varied between one and five years. The contracts do not specify any minimum billings for any period of time. These contracts were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the remaining life of the contract using the straight line method.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. This agreement has a remaining life of 2 months and the value attributed to it will be amortized over the same period.

SMI has a non-compete agreement with previous owners of SMI. This agreement has a remaining life of 2 months and the value attributed to it will be amortized over the same period.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $905,027 and $767,481 in December 31, 2013 and 2012, respectively.

For these assets, amortization expense over the next five years is expected to be $22,925.

Year
2014	$22,925
2015	-
2016	-
2017	-
2018	-
$22,925

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the year ended December 31, 2013, CTS held seven contracts; one contract that is renewable on a year-to-year basis, four contracts that are renewable in 2014 ,2015, and 2016, and its two largest contracts, which renewed automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the years ended December 31, 2013 and 2012.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the years ended December 31, 2013 and 2012.

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

The Company recognized a foreign currency gain on transactions from operations of $4,665 and a foreign currency loss of $7,927 for the years ended December 31, 2013 and 2012, respectively.

The Company recognized other comprehensive income of $3,775 and other comprehensive loss of $113 for the years ended December 31, 2013 and 2012, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(62,271)	$(132,450)
Total	$(62,271)	$(132,450)

Total Comprehensive Income (Loss)	$(62,271)	$(132,450)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,350,793	18,123,793

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.003)	$(0.007)
Net Income (Loss)	$(0.003)	$(0.007)

Diluted
Total Comprehensive Income (Loss)	$(0.003)	$(0.007)
Total Comprehensive Income (Loss)	$(0.003)	$(0.007)

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

Note 2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At December 31, 2013 and December 31, 2012, the major class of property and equipment were as follows:

	December 31, 2013	December 31, 2012	Estimated useful lives
Computer/Office Equipment	$88,378	$85,935	3-7 years
Medical Equipment	601,774	591,774	3-7 years
Leasehold Improvements	747,312	742,208	39 years
Less: Accumulated Depreciation	(237,763)	(83,751)
Net Book Value	$1,199,701	$1,336,166

Depreciation expense was $158,607 and $14,651 for the year ended December 31, 2013 and December 31, 2012, respectively.

Note 3. Business Combination

On December 10, 2012, the Company acquired 100% of Schuylkill Open MRI Inc. for consideration including cash which is described in detail below. Accordingly, the results of operations for SMI have been included in the accompanying consolidated financial statements from that date forward. SMI provides Magnetic Resonance Imaging (MRI) services. Pursuant to the terms of the Share Purchase Agreement, the Company paid an aggregate purchase price of $1,825,000 for the shares, plus a possible earn-out payment of up to $200,000 to be paid within sixty days after December 31, 2013 if certain post-closing revenue targets are met. This earn out payment is now due. The Company is exploring financing opportunities to pay the obligation.

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

The Company has evaluated this transaction and believes that the historical cost of the tangible and intangible assets acquired approximated fair market value given the current nature of the assets acquired. As part of the acquisition the Company has acquired Goodwill of $1,422,670. The Company expects to amortize the full amount of goodwill for tax purposes. For the year ended December 31, 2013 the Company performed an annual testing of goodwill for impairment, and valued the fair value of the reporting units to be greater than its carrying amount. As such, goodwill impairment was not recorded.

The amounts of revenue included in the consolidated income statement for the years ended December 31, 2013 and 2012 is $1,815,185 and $70,882.

The amounts of gross earnings included in the consolidated income statement for the years ended December 31, 2013 and 2012 is $1,313,425, and $41,281.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated income statement.

Note 4. Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2013 was:

Balance as of January 1, 2012	$-
Changes in goodwill during the year	1,422,670
Balance as of December 31, 2012	-
Changes in goodwill during the year	-
Balance as of December 31, 2013	$1,422,670

Note 5. Lease Commitments

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

SMI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in August 31, 2014.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2014	$161,252	$13,104	$174,356
2015	148,932	13,104	162,036
2016	106,266	13,104	119,370
	$416,450	$39,312	$455,762

Note 6. Accounts Payable and Accrued Liabilities

As of December 31, 2013 and 2012, the trade payables and accrued liabilities of the Company were $608,151 and $665,783, respectively. Of the total amount as of December 31, 2013, approximately $301,965 is related to CTS ongoing operations and $278,854 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2012, approximately $259,309 is related to CTS ongoing operations and $341,544 is related to SMI ongoing operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Minimum future lease payments under the capital lease are as follows as of December 31, 2013:

2014	$121,140
2015	132,152
2016	132,150

Total minimum lease payments	385,442
Less amount representing interest	54,737

Present value of minimum lease payments	330,705
Less current portion of minimum lease payments	102,210

Long-term capital lease obligations	$228,495

The gross amount of the equipment held under capital leases totals $555,000 ($434,833 net book value after accumulated depreciation of $120,167) at December 31, 2013. Amortization of the capital lease assets is included in the depreciation expense of $111,000 for the year ended December 31, 2013.

Note 8. Promissory Notes

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

During the year ended December 31, 2013, $6,616 in accrued interest was recorded on the notes, and $87,225 was paid towards the balance of the notes.

A summary of the promissory notes is as follows:

Promissory Notes at January 1, 2012	$84,590
Added: Proceeds from Notes Issuances	54,067
Added: Notes assumed on acquisition	64,528
Less: Payments through December 31, 2012	(91,057)
Added: Accrued Interest through December 31, 2012	7,496

Promissory notes at December 31, 2012	$119,624

Added: Proceeds through December 31, 2013	6,000
Added: Accrued Interest through December 31, 2013	6,616
Less: Payments through December 31, 2013	(87,225)

Promissory notes at December 31, 2013	$45,015
Less: Short term portion	27,543

Long term portion December 31, 2013	$17,472

Note 9. Convertible Notes

Series A

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

For the year ended December 31, 2013, $2,492 in accrued interest was recorded on the notes.

For the year ended December 31, 2013, $4,341 in foreign currency gain was recorded on the portion of the notes which is carried in Canadian dollars.

As at December 31, 2013 Series A of the convertible notes were fully paid.

The Details of Series A Notes are as follows:

Issuance Date	December 31,	Year Ended	Year Ended	Year Ended	Year Ended	December 31,	Maturity
	2012	December 31,	December 31,	December 31,	December 31,	2013	Date
	Balance	2013	2013	2013	2013	Balance
		Accrued	Foreign	(Payments)	Amortization
		Interest	Exchange		Of Debt
			Gain (Loss)		Discount
01-Mar-10	$4,023	$2	$ n/a	$(4,025)	$-	$-	31-Mar-13
14-Apr-10	4,670	11	n/a	(4,681)	-	-	30-Apr-13
04-Mar-10	3,828	-	54	(3,774)	-	-	31-Mar-13
18-Mar-10	4,700	2	84	(4,618)	-	-	31-Mar-13
22-Mar-10	3,702	-	51	(3,651)	-	-	31-Mar-12
01-Mar-10	3,858	-	57	(3,801)	-	-	31-Mar-13
26-Feb-10	7,459	-	2,607	(4,851)	-	-	31-Mar-13
16-Apr-10	4,496	2	55	(4,443)	-	-	31-Mar-13
01-Jun-10	10,936	48	693	(10,291)	-	-	01-Jun-13
17-Jun-10	5,971	27	130	(5,867)	-	-	01-Jun-13
06-Aug-10	7,506	73	231	(9,506)	-	-	01-Sep-13
23-Sep-10	12,969	2,231	379	(12,760)	-	-	01-Oct-13
19-Oct-10	-	-	-	-	-	-	01-Nov-12
Total	$74,120	$2,492	$4,341	$(72,271)	$-	$-

Summary of Series A Notes is as follows:

	December 31, 2013	December 31, 2012
Convertible notes Beginning Balance	$74,120	$220,246
Less: unamortized debt discount	-	-
Convertible notes principal, net	74,120	220,246

Less: Payments in Period	(72,271)	(160,400)
Added: Foreign exchange (gain) loss	4,341	4,354
Added: Accrued interest	2,492	9,920
Total Convertible notes, net	$-	$74,120

Less: Short term portion, net	-	10,936
Less: Shareholder short term portion, net	-	63,184
Long term portion, net	$-	$-

Series B

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

For the year ended December 31, 2013, $235,300 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the bonus shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the year ended December 31, 2013 was $79,875.

The Details of Series B Notes are as follows:

Issuance	December 31,	Year Ended	Year	Year	Year	Year	December 31,	Maturity
Date	2012	December 31,	Ended	Ended	Ended	Ended	2013	Date
	Balance	2013	December 31,	December 31,	December 31,	December 31,	Balance
		Proceeds	2013	2013	2013	2013
			Accrued	Discount	(Payments)	Amortization
			Interest	Beginning		of Debt
				Balance		Discount
03-Dec-12	$23,906	$-	$3,000	$-	$(3,000)	$375	$24,281	31-Dec-15
03-Dec-12	69,531	50,000	13,500	(9,300)	(13,500)	4,200	114,431	31-Dec-15
03-Dec-12	46,719	-	6,000	-	(6,000)	1,125	47,844	31-Dec-15
03-Dec-12	23,906	-	3,000	-	(3,000)	375	24,281	31-Dec-15
03-Dec-12	23,906	-	3,000	-	(3,000)	375	24,281	31-Dec-15
03-Dec-12	23,906	-	3,000	-	(3,000)	375	24,281	31-Dec-15
03-Dec-12	1,303,125	-	180,000	-	(180,000)	67,500	1,370,625	31-Dec-15
03-Dec-12	46,719	-	6,000	-	(6,000)	1,125	47,844	31-Dec-15
03-Dec-12	14,344	-	1,800	-	(1,800)	225	14,569	31-Dec-15
03-Dec-12	69,531	25,000	9,250	(4,650)	(9,250)	3,038	92,919	31-Dec-15
27-Mar-13	-	25,000	2,250	(1,550)	(2,250)	388	23,838	31-Mar-16
27-Mar-13	-	25,000	2,250	(1,550)	(2,250)	388	23,838	31-Mar-16
27-Mar-13	-	25,000	2,250	(1,550)	(2,250)	388	23,838	31-Mar-16
Total	$1,645,593	$150,000	$235,300	$(18,600)	$(235,300)	$79,875	$1,856,869

Summary of Series B Notes is as follows:

	December 31, 2013	December 31, 2012
Convertible notes Beginning Balance	$2,015,000	$1,865,000
Less: unamortized debt discount	(158,131)	(219,406)
Convertible notes principal, net	1,856,869	1,645,594

Less: Payments in Period	(235,300)	(19,650)
Added: Accrued interest	235,300	19,650
Total Convertible notes, net	$1,856,869	$1,645,594

Less: Short term portion, net	-	-
Less: Shareholder short term portion, net	-	-
Long term portion, net	$1,856,869	$1,645,594

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$-	$241,800	$81,425
2015	1,865,000	241,800	81,425
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
Total	$2,015,000	$488,100	$164,400

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

For the year ended December 31, 2013, the Company had a cumulative net operating loss carryover of approximately $1,511,296 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2013:

	2013	2012
Deferred tax asset	$513,841	$421,510
Less valuation allowance	(513,841)	(421,510)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2013 follows:

	2013	2012
Expected Provision (based on statutory rate)	$(21,172)	$(45,033)
Increase to deferred tax valuation allowance for net operating loss carry forward	21,172	45,033
Net provision	$-	$-

The Company has filed its tax returns through December 31, 2012, and filed for a six months extension on its December 31, 2013 tax return filing.

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

For the year ended December 31, 2012 CTS has incurred $40,872 in federal and provincial income taxes payable to Canada Revenue Agency, and recorded $79,123 in provision for income taxes. There was no provision for Income Taxes for the year ended December 31, 2013.

Note 11. Related Party Transaction

During the year ended December 31, 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. The note was non-interest bearing and payable on demand. As at December 31, 2013 the note is fully paid.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes Series A as described in Note 9 above. The note was carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the year ended December 31, 2013. For the year ended December 31, 2013 $48 in accrued interest was recorded and added to the note. As at December 31, 2013 the note was fully paid.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2012	$7,062	$10,936
Added: Accrued Interest	-	48
Less: Foreign Exchange Gain	-	693
Less: Payments	(7,062)	(10,291)
Balance at December 31, 2013	$-	$-

Note 12. Major Customers

In 2013 and 2012, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the years ended December 31, 2013 and 2012 are as follow:

	Year Ended December 31, 2013		Year Ended December 31, 2012
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$1,129,902	35%	$1,130,738	34%
Contract E	1,035,393	32%	1,234,608	37%
Contract F	$575,400	18%	$552,650	17%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at December 31, 2013		Balance at December 31, 2012
Customers	Accounts Receivable Closing Balance	Accounts Receivable Percentage	Accounts Receivable Closing Balance	Accounts Receivable Percentage
Contract A	$17,876	8%	$17,759	10%
Contract E	95,552	40%	45,825	27%
Contract F	46,796	20%	49,253	29%
Contract G	12,382	5%	18,553	11%
Contract H	$54,757	23%	$35,077	21%

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the years ended December 31, 2013 and 2012 were $61,972 and $60,763, respectively.

Note 14. Common Stock Transactions

For the year ended December 31, 2013, 300,000 shares were issued as part of convertible notes agreements. The shares were valued at $18,600 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 2012 5,015,000 shares were issued as an additional part of convertible notes agreements. The shares were valued at $225,675 based upon the closing price of our common stock at the grant date.

Note 15. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net losses of $62,271 for the year ended December 31, 2013 as well as a working capital deficit of $559,627. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2014, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 16. Subsequent Events

On January 10, 2014 5,000 shares of common stock were issued to an employee for services.

On March 22, 2014 the Company issued $300,000 in convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance for three years until the note due date of February 27, 2014. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note will receive 300,000 bonus shares as part of the note agreement.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.

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

NAME	AGE	POSITIONS
Mitchell Geisler	43	Chief Executive Officer, President and Chairman
Richard Jagodnik	45	Chief Financial Officer and Director

Mitchell Geisler – Chairman, President and Chief Executive Officer

A seasoned entrepreneur in the health, mining, hospitality and technology arenas, Mitch has served as the Chief Executive Officer, President and Chairman of the Board since January 2010.  In addition, he has also served as President of both of the Company’s subsidiaries, Custom Teleradiology Services (CTS) and Schuylkill Medical Imaging (SMI), since January 2010 and December 2012, respectively.  Mr. Geisler has been the Chief Operating Officer and a director of Pacific Gold Corp. since 2004 and President and a director of Pacific Gold Corp’s operating subsidiaries since 2003, including Oregon Gold Inc. from 2003 to 2009. Mr. Geisler was also President and Director of Pacific Metals Corp. from 2006 to 2013. We believe Mr. Geisler’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

Providing invaluable intellectual capital as a hands-on senior executive and consultant, Mitch has led or advised numerous organizations, focusing on how to succeed in the face of change, competition and disruptive industry shifts. He is extraordinarily adept at taking businesses to the next level by challenging conventional wisdom and developing fresh and innovative approaches to incorporating alternative points of view, overcoming resistance, and getting people to work across organizational and geographical boundaries both efficiently and effectively.  Drawing on his 20+ years of experience, 12 of these operating publicly traded companies, Mitch’s expertise spans corporate management and expansion, capital formation, business operations, communications and marketing, new business development, project management and equipment acquisition.

Mitch is a graduate of York University where he earned a Bachelor of Art degree in History. He also studied at Tel Aviv University.

Richard Jagodnik, CPA, CA – Chief Financial Officer and Director

Richard has served as the Company’s Chief Financial Officer since January 2010 and as a Director since July 2005. Prior to that, he served as Diagnostic Imaging’s Chief Executive Officer, President and Chairman of the Board. Richard is responsible for all aspects of Diagnostic Imaging‘s SEC reporting, strategic planning, budgeting, project development, contract management and organizational planning.  From 1997 through 2005, he served as Vice President of Finance for Interesting Displays and Ideas, a Montreal-based manufacturing organization.  Richard began his career working at Friedman and Friedman, Chartered Accountants.

A Chartered Accountant and Certified Public Accountant in Canada, Richard is a graduate of Concordia University where he earned a Bachelor of Commerce degree.  He also earned a diploma in Accountancy from McGill University.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2013, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2013, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2013 were complied with.

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

BOARD MEETINGS AND ANNUAL MEETING ATTENDANCE

During 2013, the Board of Directors held 6 meetings. Each meeting was attended by all of the members of the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2013 and 2012.

Name	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2013	75,715(1)	4,854(1)(2)	-0-	-0-	-0-	80,569
	2012	56,111(1)	-0-	-0-	-0-	-0-	56,111
Richard Jagodnik, Chief Financial Officer and Director	2013	15,143(1)	-0-	-0-	-0-	-0-	15,143
	2012	9,606(1)	-0-	-0-	-0-	-0-	9,606

(1) Represents cash compensation for management fees payable in Canadian dollar, and has been translated to U.S dollars at the average rate of exchange for the year indicated.

(2) Represents Performance Bonus for services as CEO of DIIG and President of its subsidiaries.

We do not provide any employment benefits to our executive officers or directors, such as pension and other retirement savings plans and medical and dental plans, other than what is required by law, for which we make the required statutory payments and contributions.  In the future, if we have non-employee directors we anticipate that we will have a compensation program that will include director fees and equity based awards and provide for the reimbursement of expenses.

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

Grants of Plan Based Awards

The Company did not award any stock options to any of its executive officers during 2013 or 2012. Our executive officers did not exercise any options during 2013.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2013:

Outstanding Equity Awards at December 31, 2013

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 27, 2013, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler	3,001,500	12.82%
Richard Jagodnik	4,200,000	17.93%
Robert Landau(3)	2,310,258	9.86%
Hsu Gamma Investment, LP(4)	4,500,000	19.21%
Carolyn Geisler(5)	1,210,000	5.17%
All directors and executive officers as a group (two persons)	7,201,500	30.75%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)  There are 23,426,481 shares of common stock issued and outstanding as at December 31, 2013. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3) Includes 1,586,710 shares held by Jabi Inc., a company that Robert Landau controls.

(4) Excludes the option to convert 1,500,000 of debt into 15,000,000 shares.

(5) Carolyn Geisler is Mr. Mitchell Geisler’s Mother.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from DIIC. As at December 31, 2013 the note is fully paid.

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes Series A as described in Note 9 above. The note was carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the year ended December 31, 2013. For the year ended December 31, 2013 $48 in accrued interest was recorded and added to the note. As at December 31, 2013 the note was fully paid.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit and quarterly fees billed by our independent registered public accounting firms for fiscal years 2013 and 2012 were $34,600 and $31,500, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2013 or 2012.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. Tax fees billed for fiscal year 2013 and 2013 were $1,500 and $1,000, respectively.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2013 or 2012.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Bylaws of Diagnostic Imaging International Corp. [1]
3.3	Certificate of amendment * (for increase of shares from 100,000,000 to 500,000,000)
10.1	CTS Acquisition Agreement[2]
10.2	Settlement Agreement[3]
10.3	SMI Acquisition Agreement[4]
10.4	Form of Series B Notes[5]
10.5	SPA of Series B Notes[6]
21.1	Subsidiaries of the Registrant*
23.2	Consent of Silberstein Ungar, PLLC *
23.3	Consent of Silberstein Ungar, PLLC *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

2. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

3. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2010.

4. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2012.

5. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

6. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	March 27, 2014

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2014
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2014
Richard Jagodnik	and Director