Form 10-Q
period 2014-03-31
DIAGNOSTIC IMAGING INTERNATIONAL CORP
filed 2014-05-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2013 the Company had outstanding 23,726,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Diagnostic Imaging International Corp.

Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$323,622	$77,300
Accounts Receivable, net	295,507	295,614
Prepaid Expenses	8,584	5,364
Total Current Assets	627,713	378,278
Property and Equipment
Equipment	1,433,707	1,437,464
Less: Accumulated Depreciation	(275,028)	(237,763)
Total Property and Equipment, net	1,158,679	1,199,701
Intangibles
Hospital Contracts	524,585	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(657,830)	(905,027)
Total Intangible Assets, net	-	22,925

Goodwill	1,422,670	1,422,670
Other Assets
Deposits	12,677	12,855
Loans Receivable	1,766	2,046
Total Other Assets	14,443	14,901
TOTAL ASSETS	$3,223,505	$3,038,475

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$208,754	$250,099
Accrued Taxes Payable	331,155	358,052
Obligations Under Capital Lease, short term portion	104,009	102,210
Acquisition Liability	200,000	200,000
Promissory Notes, short term portion	18,669	27,543
Convertible Notes, net short term portion	54,900	-
Total Current Liabilities	917,487	937,904
Long Term Liabilities
Obligations Under Capital Lease, long term portion	210,396	228,495
Promissory Notes, long term portion	13,829	17,472
Convertible Notes, net long term portion	2,097,614	1,856,869
Total Long Term Liabilities	2,321,839	2,102,836
Total Liabilities	3,239,326	3,040,740
Stockholders’ Equity (Deficit)
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,726,481 and 23,421,481 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	23,727	23,422
Additional Paid-In Capital	1,862,424	1,837,079
Accumulated Other Comprehensive Gain	7,773	6,708
Accumulated Deficit	(1,909,745)	(1,869,474)
Total Stockholders’ Equity (Deficit)	(15,821)	(2,265)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,223,505	$3,038,475

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue:
Sales	$1,195,937	$1,299,005
Less: Cost of sales	705,495	803,876
Gross Margin	490,442	495,129

Operating Expenses:
Advertising	16,523	1,417
Amortization	22,925	34,386
Depreciation	39,820	39,436
Bad Debt Expense (Recapture)	7,522	29,395
General and Administrative	54,523	45,984
Insurance	11,746	10,605
Labor	190,480	186,848
Legal and professional	41,226	40,835
Management fees	4,422	3,884
Rent Office Space and Servers	39,136	38,710
Travel	14,388	9,086
Total Operating Expenses	442,711	440,586
Income from Operations	47,731	54,543

Other Income and (Expenses):
Other Income	160	-
Debt Settlement Loss	-	(607)
Foreign Currency Gains (Losses)	415	3,351
Amortization of Debt Discount	(20,356)	(18,806)
Interest Expense	(68,225)	(70,511)
Total Other Income (Expenses)	(88,006)	(86,573)

Income (Loss) Before Provision for Income Taxes	(40,275)	(32,030)
Provision for Income Taxes	-	-
Net Income (Loss)	(40,275)	(32,030)
Comprehensive Income (Loss)	1,065	1,387
Total Comprehensive Income (Loss)	$(39,210)	$(30,643)
Basic and Diluted Income (Loss) per Share	$(0.002)	$(0.001)
Weighted Average Shares Outstanding:
Basic and Diluted	23,350,793	23,134,813

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(40,275)	$(32,030)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	39,820	39,436
Asset Write Off	974	-
Accrued Interest Converted into note	61,832	58,412
Amortization of Debt Discount	20,356	18,806
Shares issued for services	150	-
Amortization of Intangible Assets	22,925	34,386
Foreign currency transaction Gain/ Loss	229	(2,750)
Changes in operating assets and liabilities:
Accounts Receivable	107	32,536
Deposits and prepaid expenses	(3,042)	3,167
Accounts Payable and accrued liabilities	(68,239)	92,276
Loans Receivable	280	471
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	35,117	244,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	300,000	150,000
Principal payments on Related Party debt	-	(4,023)
Principal payments on debt	(73,560)	(112,789)
Principal Payments on Capital Lease Obligations	(16,300)	(146,925)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	210,140	(113,737)
Gain (Loss) due to foreign currency translation	1,065	1,387
NET CHANGE IN CASH AND CASH EQUIVALENTS	246,322	122,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,300	107,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323,622	$230,061

Cash paid during the year for:
Interest	$6,393	$12,099
Income Taxes	$18,900	$11,400
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$25,500	$18,600

The accompanying notes are an integral part of these consolidated financial statements.

Diagnostic Imaging International Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Diagnostic Imaging International Corp., (“DIIC” or the “Company”) a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Custom Teleradiology Services, Inc. (“CTS”), a company that provides remote reading of diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Medical Imaging (“SMI”) an independent Magnetic Resonance Imaging (MRI) facility located in Pottsville, Pennsylvania.

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to the March 31, 2014 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2014, and December 31, 2013, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2014 and December 31, 2013, the allowance for bad debts was $24,816 and $17,294, respectively. Bad debt expense for the three months ended March 31, 2014 and 2013 was $7,522 and $29,395, respectively.

At March 31, 2014 three customers of CTS totalled approximately 40% of the total accounts receivable. As of December 31, 2013, three customers totalled approximately 70% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of March 31, 2014, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Intangible Assets

CTS has contracts with various hospitals in the province of Ontario, Canada.  These contracts are for specific radiology services to be provided for a length of time.  Contracts varied between one and five years. The contracts do not specify any minimum billings for any period of time. The contracts in existence on acquisition were valued on acquisition using a discounted cash flow model and the fair value as recorded is amortized over the remaining life of the contract using the straight line method.

The Company has written off one of the hospital contracts to reflect end of service with no potential for renewal.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. As of March 31, 2014.The value attributed to this agreement has been fully amortized.

SMI has a non-compete agreement with previous owners of SMI. The value attributed to this agreement has been fully amortized.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $657,830 and $905,027 in March 31, 2014 and December 31, 2013, respectively.

These assets have been fully amortized; therefore there is no expected amortization expense for the next five years.

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the three months ended March 31, 2014 and 2013.

The Company recognized stock-based compensation expenses of $150, and $0 from stock granted to employees for the three months ended March 31, 2014, and 2013, respectively.

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

Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

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

The Company recognized a foreign currency gain on transactions from operations of $415 and $3,351 for the three months ended March 31, 2014 and 2013, respectively.

The Company recognized other comprehensive income of $1,065 and $1,387 for the three months ended March 31, 2014 and 2013, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(39,210)	$(30,643)
Total	$(39,210)	$(30,643)

Total Comprehensive Income (Loss)	$(39,210)	$(30,643)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,350,793	23,134,813

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.002)	$(0.001)
Net Income (loss)	$(0.002)	$(0.001)

Diluted
Total Comprehensive Income (Loss)	$(0.002)	$(0.001)
Total Comprehensive Income (Loss)	$(0.002)	$(0.001)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At March 31, 2014 and December 31, 2013, the major class of property and equipment were as follows:

	March 31, 2014	December 31, 2013	Estimated useful lives
Computer/Office Equipment	$84,621	$88,378	3-7 years
Medical Equipment	601,774	601,774	3-7 years
Leasehold Improvements	747,312	747,312	39 years
Less: Accumulated Depreciation	(275,028)	(237,763)
Net Book Value	$1,158,679	$1,199,701

Depreciation expense was $39,820 and $39,436 for the three months ended March 31, 2014 and 2013, respectively.

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

The Company has evaluated this transaction and believes that the historical cost of the tangible and intangible assets acquired approximated fair market value given the current nature of the assets acquired. As part of the acquisition the Company has acquired Goodwill of $1,422,670. The Company expects to amortize the full amount of goodwill for tax purposes. At December 31, 2013 year end the Company performed an annual testing of goodwill for impairment, and valued the fair value of the reporting units to be greater than its carrying amount. As such, goodwill impairment was not recorded.

The amounts of revenue included in the consolidated statement of operations for the three months ended March 31, 2014 and 2013 is $457,965, and $476,016, respectively.

The amounts of gross earnings included in the consolidated statement of operations for three months ended March 31, 2014 and 2013 is $356,055, and $345,235, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated statement of operations.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended March 31, 2014 was:

Balance as of January 1, 2013	$-
Acquisition of goodwill during the year	1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2013	1,422,670
Changes in goodwill during the year	-
Balance as of March 31, 2014	$1,422,670

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

CTS has a lease for its off-site servers at a cost of approximately $1,500 per month. This lease is accounted for as an operating lease. The lease will expire in April 30, 2017.

SMI has a lease for its off-site servers at a cost of approximately $1,092 per month. This lease is accounted for as an operating lease on a month-to-month basis.

SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania. The lease will expire on June 30, 2016, and it is renewable for an additional term of 5 years on the same terms and conditions. Monthly rental amounts in 2014 were $5,437 per month plus approximately $1,674 in utilities, realty taxes, and operating costs.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in August 31, 2014.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2014	$117,859	$23,328	$141,187
2015	148,932	31,104	180,036
2016	106,266	31,104	137,370
	$373,057	$85,536	$458,593

Note 7. Accounts Payable and Accrued Liabilities

As of March 31, 2013 and December 31, 2013, the trade payables and accrued liabilities of the Company were $539,910 and $608,151, respectively. Of the total amount as of March 31, 2014, approximately $231,097 is related to CTS operations and $278,443 is related to SMI operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2013, approximately $301,965 is related to CTS operations and $278,854 is related to SMI operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Minimum future lease payments under the capital lease are as follows as of March 31, 2014:

2014	99,115
2015	132,152
2016	132,150

Total minimum lease payments	363,417
Less amount representing interest	49,012

Present value of minimum lease payments	314,405
Less current portion of minimum lease payments	104,009

Long-term capital lease obligations	$210,396

The gross amount of the equipment held under capital leases totals $555,000 ($407,083 net book value after accumulated amortization of $147,917) at March 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $27,750 for the three months ending March 31, 2014.

Note 9. Promissory Notes

During the year ended December 31, 2013, $6,616 in accrued interest was recorded on the notes, and $87,225 was paid towards the balance of the notes.$18,736 of the notes assumed on acquisition represented by a promissory note accruing interest at an annual rate of 10.5% and paid out monthly. $45,792 of the notes assumed on acquisition represented by a promissory note accruing interest at an annual rate of 6% and paid out monthly.

During the three months ended March 31, 2014, $593 in accrued interest was recorded on the notes, and $13,110 was paid towards the balance of the notes.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2013	$119,624

Added: Proceeds through December 31, 2013	6,000
Added: Accrued Interest through December 31, 2013	6,616
Less: Payments through December 31, 2013	(87,225)

Promissory notes at December 31, 2013	$45,015

Added: Accrued Interest through March 31, 2014	593
Less: Payments through March 31, 2014	(13,110)

Promissory notes at March 31, 2014	$32,498
Less: Short term portion	18,669
Long term portion March 31, 2014	$13,829

Note 10. Convertible Notes

Series B:

On December 3, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000. On March 27, 2013 the company sold an additional $150,000 of Series B Notes.

Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each holder of Series B Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. $1,865,000 of Series B Notes issued on December 3, 2012 mature on December 31, 2013; and $150,000 of Series B Notes issued March 27, 2013 mature on March 31, 2016.

For the three month ended March 31, 2014, $60,450 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the three months ended March 31, 2014 was $20,356.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Three Months	Three Months	Three Months	Three Months	March 31,	Maturity
Date	2013	2013	Ended	Ended	Ended	Ended	2014	Date
	Balance	Unamortized	March 31,	March 31,	March 31,	March 31,	Balance, net
		Discount	2014	2014	2014	2014
		Beginning	Proceeds	Accrued	(Payments)	Amortization
		Balance		Interest		of Debt
						Discount
03-Dec-12	$25,000	$(719)	$-	$750	$(750)	$94	$24,375	31-Dec-15
03-Dec-12	125,000	(10,569)	-	3,750	(3,750)	1,244	115,675	31-Dec-15
03-Dec-12	50,000	(2,156)	-	1,500	(1,500)	281	48,125	31-Dec-15
03-Dec-12	25,000	(719)	-	750	(750)	94	24,375	31-Dec-15
03-Dec-12	25,000	(719)	-	750	(750)	94	24,375	31-Dec-15
03-Dec-12	25,000	(719)	-	750	(750)	94	24,375	31-Dec-15
03-Dec-12	1,500,000	(129,375)	-	45,000	(45,000)	16,875	1,387,500	31-Dec-15
03-Dec-12	50,000	(2,156)	-	1,500	(1,500)	281	48,125	31-Dec-15
03-Dec-12	15,000	(431)	-	450	(450)	56	14,625	31-Dec-15
03-Dec-12	100,000	(7,081)	-	3,000	(3,000)	856	93,775	31-Dec-15
27-Mar-13	25,000	(1,162)	-	750	(750)	129	23,967	31-Mar-16
27-Mar-13	25,000	(1,162)	-	750	(750)	129	23,967	31-Mar-16
27-Mar-13	25,000	(1,162)	-	750	(750)	129	23,967	31-Mar-16
Total	$2,015,000	$(158,131)	$-	$60,450	$(60,450)	$20,356	$1,877,,225

Summary of Series B Notes is as follows:

	March 31, 2014	December 31, 2013
Convertible notes Beginning Balance	$2,015,000	$2,015,000
Less: unamortized debt discount	(137,775)	(158,131)
Convertible notes principal, net	1,877,225	1,856,869

Less: Payments in Period	(60,450)	(235,300)
Added: Accrued interest	60,450	235,300
Total Convertible notes, net	$1,877,225	$1,856,869
Less: Short term portion, net	-	-
Long term portion, net	$1,877,225	$1,856,869

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$-	$181,350	$61,069
2015	1,865,000	241,800	75,156
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
Total	$2,015,000	$427,650	$137,775

Individually issued Convertible Note

On March 26, 2014 the Company issued $300,000 in convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the non-affiliate will receive 300,000 shares as part of the note agreement.

For the three month ended March 31, 2014, $789 in accrued interest was recorded on the notes, and was paid on May 1, 2014.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500.

Summary of the notes is as follows:

	March 31, 2014	December 31, 2013
Convertible note Beginning Balance	$300,000	$-
Less: unamortized debt discount	(25,500)	-
Convertible notes principal, net	274,500	-

Less: Payments in Period	-	-
Added: Accrued interest	789	-
Total Convertible note, net	$275,289	$-
Less: short term portion, net	54,900	-
Long term portion, net	$220,389	$-

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$35,000	$23,803	$6,375
2015	60,000	28,496	8,500
2016	60,000	21,360	8,500
2017	145,000	4,103	2,125
2018	-	-	-
Total	$300,000	$77,762	$25,500

Note 11. Related Party Transactions

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

For the three months ended March 31, 2014 the company did not have any related party debt outstanding.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at December 31, 2012	$7,062	$10,936
Added: Accrued Interest	-	48
Less: Foreign Exchange Gain	-	693
Less: Payments	(7,062)	(10,291)
Balance at December 31, 2013	$-	$-

Balance at March 31, 2014	$-	$-

Note 12. Major Customers

For the three months ending March 30, 2014 and 2013, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended March 31, 2014 and 2013 are as follow:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$260,873	22%	$281,675	22%
Contract E	205,727	17%	293,092	23%
Contract F	132,972	11%	138,625	11%
Contract H	$74,408	6%	$62,899	5%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at		Balance at
	March 31, 2014		December 31, 2013
	Accounts Receivable	Accounts Receivable	Accounts Receivable	Accounts Receivable
Customers	Closing Balance	Percentage	Closing Balance	Percentage
Contract A	$18,914	6%	$17,876	6%
Contract E	51,614	17%	95,552	34%
Contract F	44,176	15%	46,796	17%
Contract G	13,034	4%	12,382	4%
Contract H	$25,097	8%	$54,757	19%

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended March 31, 2014 and 2013 were $13,455 and $15,165, respectively.

Note 14. Common Stock Transactions

For the three months ended March 31, 2014, 5,000 shares were issued for services valued at $150 based upon the closing price of our common stock at the grant date.

For the three months ended March 31, 2014, 300,000 shares were issued as part of convertible notes agreements. The shares were valued at $25,500 based upon the closing price of our common stock at the grant date.

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

Note 15. Income Tax

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

Note. 16. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net losses of $39,210 for the three months ended March 31, 2014 as well as a working capital deficit of $289,774. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 17. Subsequent events

Subsequent to quarter end, the company issued $75,000 in convertible notes to non-affiliates.

Subsequent to quarter end, the company’s wholly –owned subsidiary, CTS, received noticed that one of its major customers is terminating its contract with CTS. The client is known as contract “A” as shown in Note 12 above.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Diagnostic Imaging International Corp. (the “Company”) for the three months ended March 31, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

SMI

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

MRI technology has proven valuable when diagnosing a variety of conditions, including cancer, heart and vascular disease, stroke, and joint and musculoskeletal disorders. Sports injuries can also be diagnosed, especially those occurring in the knee, shoulder, hip, elbow and wrist.  The benefits of MRI include:

•Images of the soft-tissue structures, such as the heart and lungs, can be clearer and more detailed than with other imaging technology.

•Enhanced ability to provide an early diagnosis and evaluation of tumors.

•Enables medical professionals to detect abnormalities that may be obscured by a bone.

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

Operations

CTS

During the first quarter of 2014, CTS concentrated on expanded customer service with existing contracts. In addition our new manager is focusing on marketing outside of Ontario to grow the company.

SMI

During the first quarter of 2014, focus was placed on three areas, client service, marketing and expansion.  The weather was a factor in the first quarter as there were a number of days that referring physicians closed their offices and it was difficult for people to travel on the roads. We did see a strong rebound from this in March as conditions improved. During this time we focused on our referring physicians’ client relations and marketing within the local community.  Finally, we started preparation for the CT room expansion planned for the second Quarter of 2014.

Overall Operating Results:

For the three months ended March 31, 2014 revenues from teleradiology services was $737,972 compared to $822,989 for the three months ended March 31, 2013, a decrease of 10 % or $85,017. The decrease in revenue from teleradiology services of 10% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended March 31, 2013 was 0.9902, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended March 31, 2014 was 0.9062, a difference of 8.5%. The remaining 1.5% decrease in revenue was due to a slight decrease in scan volume.

For the three months ended March 31, 2014, revenues from medical scans services were $457,965 compared to $476,016 for the three months ended March 31, 2013, a decrease of 4 % or $18,051. The decrease of revenue from medical scans services of 4% is due to lower scan volume mainly as a result of weather related and lesser patient visits.

For the three months ended March 31, 2014, cost of sales relating to radiology services were $705,495 compared to $803,876 for the three months ended March 31, 2013, a decrease of 12% or $98,381. The decrease pertaining to cost of sales of CTS of 10% or $69,511 was as a result of the decrease in revenue of CTS as mentioned above. The remaining decrease of $28,869 was as a result of the decrease in revenue of SMI as mentioned above.

Operating expenses for the three months ended March 31, 2014 and March 31, 2013, totalled $442,711 and $440,586, respectively.

During the three months ended March 31, 2014, we incurred $62,745 in amortization and depreciation expenses, $41,226 in legal and professional fees, $54,523 in general and administrative costs, $4,422 in management fees, $16,523 in advertising and promotion, $190,480 for labor, and $50,882 for rent and insurance.

During the three months ended March 31, 2013, we incurred $73,822 in amortization and depreciation expenses, $40,835 in legal and professional fees, $45,984 in general and administrative costs, $3,884 in management fees, $1,417 in advertising and promotion, $186,848 for labor, and $49,315 for rent and insurance

The Company generated positive cash flow in 2014 in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock and convertible notes. Since the third quarter of 2010, through the third quarter of 2012 the Company has funded its operations and working capital through revenue generation. During the fourth quarter of 2012 through the first quarter of 2013 the Company sold convertible notes to fund the acquisition of SMI and associated costs. Since the second quarter of 2013, the Company has funded its operations and working capital with revenue generation. In the first quarter of 2014 the company issued a convertible note to fund future expansion of SMI operations.

The Company’s operations have produced $1,195,937 of revenues for the three months ended March 31, 2014, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2014 and beyond.

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

As of March 31, 2014, our assets totalled $3,223,505 which consisted of cash balances, accounts receivable, deposits, intangible assets and computer and office equipment. As of March 31, 2014, our total liabilities consisted of accounts payable and accrued liabilities of $539,909, obligations under capital lease of $314,405, acquisition liability of $200,000, promissory notes of $32,498, and non-related party convertible notes of $2,152,514 (net of discount). As of March 31, 2014, we had an accumulated deficit of $1,909,745 and a working capital deficit of $289,774.

As of March 31, 2014 the Company had promissory notes to non–related parties for a total amount of $32,498. $28,076 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $4,243 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note matures June 2014. The remainder amount of $179 is accrued interest that was written off in April 2014.

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

During the second quarter of 2010, Richard Jagodnik loaned DIIC $42,944 under the same terms of convertible notes series A as described in Note 10 above. The note was fully paid by July 2013.

Since inception, our current Chief Financial Officer (and former Chairman and Chief Executive Officer) has, from time to time, loaned the Company a total of $112,381 to fund our operations. The loans are non-interest bearing and payable upon demand. As at December 31, 2013, the loan is fully paid.

On March 26, 2014 the Company issued $300,000 in convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note will receive 300,000 shares as part of the note agreement.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 300,000 shares in March 2014 at a per share price of $0.085 to purchasers of $300,000 of a convertible note issued in March of 2014.

The Company issued 5,000 shares in January 2014 at a per share price of $0.03 for services.

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

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2014

DIAGNOSTIC IMAGING INTERNATIONAL CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	May 15, 2014