Form 10-Q
period 2014-06-30
MEDICAL IMAGING CORP.
filed 2014-08-13
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________________ to _______________

Commission File Number 333-136436

MEDICAL IMAGING CORP.

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

As of August 01, 2014 the Company had outstanding 23,821,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$150,088	$77,300
Accounts Receivable, net	385,262	295,614
Prepaid Expenses	10,633	5,364
Total Current Assets	545,983	378,278
Property and Equipment
Equipment	1,523,583	1,437,464
Less: Accumulated Depreciation	(317,192)	(237,763)
Total Property and Equipment, net	1,206,391	1,199,701
Intangibles
Hospital Contracts	524,585	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(657,830)	(905,027)
Total Intangible Assets, net	-	22,925

Goodwill	1,422,670	1,422,670
Other Assets
Deposits	133,488	12,855
Loan Receivable	1,430	2,046
Total Other Assets	134,918	14,901
TOTAL ASSETS	$3,309,962	$3,038,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$297,165	$250,099
Accrued Taxes Payable	323,277	358,052
Obligations Under Capital Lease, short term portion	132,152	102,210
Acquisition Liability	-	200,000
Promissory Notes, short term portion	81,640	27,543
Loans Payable	75,000	-
Convertible Notes, net short term portion	55,164	-
Total Current Liabilities	964,398	937,904
Long Term Liabilities
Obligations Under Capital Lease, long term portion	157,262	228,495
Promissory Notes, long term portion	10,262	17,472
Convertible Notes, net long term portion	2,198,501	1,856,869
Total Long Term Liabilities	2,366,025	2,102,836
Total Liabilities	3,330,423	3,040,740
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,821,481 and 23,421,481 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	23,822	23,422
Additional Paid-In Capital	1,868,029	1,837,079
Accumulated Other Comprehensive Gain	6,437	6,708
Accumulated Deficit	(1,918,749)	(1,869,474)
Total Stockholders' Equity (Deficit)	(20,461)	(2,265)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,309,962	$3,038,475

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Six Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
Sales	$1,316,125	$1,193,840	$2,512,062	$2,492,845
Less: Cost of sales	796,126	766,244	1,501,621	1,570,120
Gross Margin	519,999	427,596	1,010,441	922,725

Operating Expenses:
Advertising	17,730	14,775	34,253	16,192
Amortization	-	34,387	22,925	68,773
Depreciation	39,835	39,486	79,655	78,922
Bad Debt Expense (Recapture)	7,458	(7,657)	14,980	21,738
General and Administrative	53,974	58,945	108,497	104,929
Insurance	11,362	12,645	23,108	23,250
Labor	185,784	162,727	376,264	349,575
Legal and professional	56,852	49,427	98,078	90,262
Management fees	4,666	3,831	9,088	7,715
Rent Office Space and Servers	34,586	22,396	73,722	61,106
Travel	12,082	10,511	26,470	19,597
Total Operating Expenses	424,329	401,473	867,040	842,059
Income from Operations	95,670	26,123	143,401	80,666

Other Income and (Expenses):
Other Income	43	314	203	314
Debt Settlement Loss	-	-	-	(607)
Foreign Currency Gains (Losses)	394	918	809	4,269
Amortization of Debt Discount	(22,640)	(20,357)	(42,996)	(39,163)
Interest Expense	(82,467)	(75,914)	(150,692)	(146,425)
Total Other Income (Expenses)	(104,670)	(95,039)	(192,676)	(181,612)

Income (Loss) Before Provision for Income Taxes	(9,000)	(68,916)	(49,275)	(100,946)
Provision for Income Taxes	-	-	-	-
Net Income (Loss)	(9,000)	(68,916)	(49,275)	(100,946)
Comprehensive Income (Loss)	(1,336)	1,903	(271)	3,290
Total Comprehensive Income (Loss)	$(10,336)	$(67,013)	$(49,546)	$(97,656)
Basic and Diluted Income (Loss) per Share	$0.000	$(0.003)	$(0.002)	$(0.004)
Weighted Average Shares Outstanding:
Basic and Diluted	23,767,195	23,421,481	23,605,790	23,278,937

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(49,275)	$(100,946)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	79,655	78,922
Asset Write Off	1,009	-
Accrued Interest Converted into note	132,707	118,802
Amortization of Debt Discount	42,996	39,163
Shares issued for services	150	-
Amortization of Intangible Assets	22,925	68,773
Foreign currency transaction Gain/ Loss	64	(3,394)
Changes in operating assets and liabilities:
Accounts Receivable	(89,648)	104,469
Deposits and prepaid expenses	(5,269)	2,131
Accounts Payable and accrued liabilities	12,291	(88,495)
Loans Receivable	616	1,087
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	148,221	220,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition liability	(110,062)	-
Deposit on Possible Acquisition	(20,000)	-
Deposit on Equipment	(100,650)	-
Equipment Purchase	(87,401)	(14,166)
NET CASH USED IN INVESTING ACTIVITIES	(318,113)	(14,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	445,000	156,000
Principal payments on Related Party debt	-	(8,905)
Principal payments on debt	(160,758)	(214,981)
Principal Payments on Capital Lease Obligations	(41,291)	(169,431)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	242,951	(237,317)
Gain (Loss) due to foreign currency translation	(271)	3,290
NET CHANGE IN CASH AND CASH EQUIVALENTS	72,788	(27,681)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,300	107,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,088	$80,020

Cash paid during the year for:
Interest	$17,985	$27,624
Income Taxes	$36,555	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$31,200	$18,600
Acquisition Liability Assigned to Loan Payable	$64,937	$-
Acquisition Liability Assigned to Promissory Note	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Medical Imaging Corp., (“MIC” or the “Company”), formerly: Diagnostic Imaging International Corp. (“DIIC”) a Nevada Corporation was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”), CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”) an independent diagnostic imaging facility located in Pottsville, Pennsylvania.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Medical Imaging, Corp., and our wholly-owned subsidiaries, Custom Teleradiology Services, Inc. and Schuylkill Medical Imaging. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’ and SMI’s accumulated earnings prior to their acquisition (March 2, 2009 and December 10, 2012, respectively) are not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to the June 30, 2014 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2014, and December 31, 2013, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2014 and December 31, 2013, the allowance for bad debts was $32,097 and $17,294, respectively.

Bad debt expense for the six months ended June 30, 2014 and 2013 was $14,980 and $21,738, respectively.

Bad debt expense for the three months ended June 30, 2014 was $7,458 and Bad debt recapture for the three months ended June 30, 2013 was $7,657.

At June 30, 2014 two customers of CTS totalled approximately 44% of the total accounts receivable. As of December 31, 2013, three customers totalled approximately 70% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of June 30, 2014, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

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

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. As of June 30, 2014.The value attributed to this agreement has been fully amortized.

SMI has a non-compete agreement with previous owners of SMI. The value attributed to this agreement has been fully amortized.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $657,830 and $905,027 at June 30, 2014 and December 31, 2013, respectively.

These assets have been fully amortized; therefore there is no expected amortization expense for the next five years.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the quarter ended June 30, 2014, CTS held seven contracts; one contract that is renewable on a year-to-year basis, four contracts that are renewable in 2014 ,2015, and 2016, and its two largest contracts, which renewed automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the six and three months ended June 30, 2014 and 2013.

The Company recognized stock-based compensation expenses of $150, and $0 from stock granted to employees for the six months ended June 30, 2014, and 2013, respectively.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended June 30, 2014 and 2013.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and notes and loans payable approximate fair value due to their most maturities.

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

The Company recognized a foreign currency gain on transactions from operations of $809 and $4,269 for the six months ended June 30, 2014 and 2013, respectively.

The Company recognized a foreign currency gain on transactions from operations of $394 and $918 for the three months ended June 30, 2014 and 2013, respectively.

The Company recognized other comprehensive loss of $271 and gain of $3,290 for the six months ended June 30, 2014 and 2013, respectively.

The Company recognized other comprehensive loss of $1,336 and gain of $1,903 for the three months ended June 30, 2014 and 2013, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ending		Six Months Ending
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(10,336)	$(67,013)	$(49,546)	$(97,656)
Total	$(10,336)	$(67,013)	$(49,546)	$(97,656)

Total Comprehensive Income (Loss)	$(10,336)	$(67,013)	$(49,546)	$(97,656)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,767,195	23,421,481	23,605,790	23,278,937

EPS:
Basic:
Total Comprehensive Income (Loss)	$0.00	$(0.003)	$(0.002)	$(0.004)
Net Income (loss)	$0.00	$(0.003)	$(0.002)	$(0.004)

Diluted
Total Comprehensive Income (Loss)	$0.00	$(0.003)	$(0.002)	$(0.004)
Total Comprehensive Income (Loss)	$0.00	$(0.003)	$(0.002)	$(0.004)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Note 3. Property and Equipment

In the quarter ending June 30, 2014 the Company made deposit payments of $100,650 towards the purchase of a CT machine that was delivered and put into operations in July 2014.

In the quarter ending June 30, 2014 the Company made payments of $87,401 toward construction of an additional space designated for the CT machine. The construction of the CT room was completed in July 2014. The progress amounts paid were capitalized and classified as leasehold improvements.

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At June 30, 2014 and December 31, 2013, the major class of property and equipment were as follows:

	June 30, 2014	December 31, 2013	Estimated useful lives
Computer/Office Equipment	$87,096	$88,378	3-7 years
Medical Equipment	601,774	601,774	3-7 years
Leasehold Improvements	834,713	747,312	39 years
Less: Accumulated Depreciation	(317,192)	(237,763)
Net Book Value	$1,206,391	$1,199,701

Depreciation expense was $79,655 and $78,922 for the six months ended June 30, 2014 and 2013, respectively.

Depreciation expense was $39,835 and $39,486 for the three months ended June 30, 2014 and 2013, respectively.

Note 4. Business Combination

SMI acquisition:

On December 10, 2012, the Company acquired 100% of Schuylkill Medical Imaging. for consideration including cash which is described in detail below. Accordingly, the results of operations for SMI have been included in the accompanying consolidated financial statements from that date forward. SMI provides Magnetic Resonance Imaging (MRI) services. Pursuant to the terms of the Share Purchase Agreement, the Company paid an aggregate purchase price of $1,825,000 for the shares, plus a possible earn-out payment of up to $200,000 to be paid within sixty days after December 31, 2013 if certain post-closing revenue targets are met. The earn out payment was paid out in June 2014.

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

The amounts of revenue included in the consolidated statement of operations for the six months ended June 30, 2014 and 2013 is $960,419, and $885,540, respectively.

The amounts of gross earnings included in the consolidated statement of operations for six months ended June 30, 2014 and 2013 is $727,889, and $639,368, respectively.

The amounts of revenue included in the consolidated statement of operations for the three months ended June 30, 2014 and 2013 is $502,454, and $409,524, respectively.

The amounts of gross earnings included in the consolidated statement of operations for three months ended June 30, 2014 and 2013 is $371,834, and $294,134, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated statement of operations.

Prospective Acquisitions:

On June 16, 2014, MIC entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the owners of a mobile diagnostic imaging company (the “Business”) located in Northern Florida. Pursuant to the terms of the Share Purchase Agreement, the Company was to purchase from the owners all of the outstanding capital stock of the Business for an aggregate purchase price of $3 million, consisting of $2.5 million in cash payable at closing and the issuance of a 12-month $500,000 promissory note, bearing interest at the rate of 5% per annum, payable at maturity, and secured by all of the personal property of the Business. Under the terms of the Share Purchase Agreement, the Company has made a refundable payment of $20,000 to the owners of the Business, which will be credited against the purchase price at closing. The refundable payment is shown on the consolidated balance sheet as a deposit.

Consummation of the transaction was subject to certain customary closing conditions, including, among other things, the satisfactory completion of the Company’s due diligence review of the Business, the continued regulatory compliance of the Business, the completion of a financial audit of the Business which shall be acceptable to the Company, and the continued employment of specified personnel of the Business. Additionally, the acquisition of the Business may be abandoned by the Company at any time, in its sole discretion. On July 11, 2014 the Company terminated the Share Purchase Agreement with the owners of the business located in Northern Florida area and the deposit of $20,000 was refunded in July 2014.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended June 30, 2014 was:

Balance as of January 1, 2013	$1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2013	1,422,670
Changes in goodwill during the year	-
Balance as of June 30, 2014	$1,422,670

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

SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania. The lease will expire on June 30, 2016, and it is renewable for an additional term of 5 years on the same terms and conditions. Monthly rental amounts in 2014 were $5,437 per month plus approximately $1,674 in utilities, realty taxes, and operating costs. The lease was amended to include the additional space of 700 square feet occupied by the CT machine and equipment. The first additional rental payment will begin in July of 2015; the additional rental amount is expected to be approximately $1,100.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in February 28, 2015.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2014	$83,706	$15,552	$99,258
2015	158,612	31,104	189,716
2016	112,866	31,104	143,970
	$355,184	$77,760	$432,944

Note 7. Accounts Payable and Accrued Liabilities

As of June 30, 2013 and December 31, 2013, the trade payables and accrued liabilities of the Company were $620,442 and $608,151, respectively. Of the total amount as of June 30, 2014, approximately $267,581 is related to CTS operations and $298,063 is related to SMI operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2013, approximately $301,965 is related to CTS operations and $278,854 is related to SMI operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Minimum future lease payments under the capital lease are as follows as of June 30, 2014:

2014	66,076
2015	132,152
2016	132,150

Total minimum lease payments	330,378
Less amount representing interest	40,964

Present value of minimum lease payments	289,414
Less current portion of minimum lease payments	132,152

Long-term capital lease obligations	$157,262

The gross amount of the equipment held under capital leases totals $555,000 ($379,333 net book value after accumulated amortization of $175,667) at June 30, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $55,500, and $27,750 for the six and three months ending June 30, 2014, respectively.

Note 9. Promissory Notes and Loans Payable

Promissory Notes:

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

During the six months ended June 30, 2014, $875 in accrued interest was recorded on the notes, and $18,925 was paid towards the balance of the notes.

In June 2014 $64,937 of the acquisition liability that was due as part of SMI acquisition (see Note 4) was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2013	$119,624

Added: Proceeds through December 31, 2013	6,000
Added: Accrued Interest through December 31, 2013	6,616
Less: Payments through December 31, 2013	(87,225)

Promissory notes at December 31, 2013	$45,015

Added: Note assigned through June 30, 2014	64,937
Added: Accrued Interest through June 30, 2014	875
Less: Payments through June 30, 2014	(18,925)

Promissory notes at June 30, 2014	$91,902
Less: Short term portion	81,640
Long term portion June 30, 2014	$10,262

Loans Payable:

In May 2014 the Company received proceeds of $50,000 through private placement from an accredited investor, and in June 2014 the Company assigned $25,000 of the acquisition liability that was due as part of SMI acquisition (see Note 4) to loans payable. The loans are held with the Company until it is registered with Pennsylvania Securities Commission and is permitted to sell to the Pennsylvania residents investors Series C convertible note.

The total of $75,000 is shown on the consolidated balance sheets as loans payable until Series C notes can be issued.

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

For the six month ended June 30, 2014, $120,900 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the six months ended June 30, 2014 was $40,713.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Six Months	Six Months	Six Months	Six Months	June 30,	Maturity
Date	2013	2013	Ended	Ended	Ended	Ended	2014	Date
	Balance	Unamortized	June 30,	June 30,	June 30,	June 30,	Balance, net
		Discount	2014	2014	2014	2014
		Beginning	Proceeds	Accrued	(Payments)	Amortization
		Balance		Interest		of Debt
						Discount
03-Dec-12	$25,000	$(719)	$-	$1,500	$(1,500)	$188	$24,469	31-Dec-15
03-Dec-12	125,000	(10,569)	-	7,500	(7,500)	2,487	116,919	31-Dec-15
03-Dec-12	50,000	(2,156)	-	3,000	(3,000)	563	48,406	31-Dec-15
03-Dec-12	25,000	(719)	-	1,500	(1,500)	188	24,469	31-Dec-15
03-Dec-12	25,000	(719)	-	1,500	(1,500)	188	24,469	31-Dec-15
03-Dec-12	25,000	(719)	-	1,500	(1,500)	188	24,469	31-Dec-15
03-Dec-12	1,500,000	(129,375)	-	90,000	(90,000)	33,750	1,404,375	31-Dec-15
03-Dec-12	50,000	(2,156)	-	3,000	(3,000)	563	48,406	31-Dec-15
03-Dec-12	15,000	(431)	-	900	(900)	113	14,681	31-Dec-15
03-Dec-12	100,000	(7,081)	-	6,000	(6,000)	1,713	94,631	31-Dec-15
27-Mar-13	25,000	(1,162)	-	1,500	(1,500)	258	24,096	31-Mar-16
27-Mar-13	25,000	(1,162)	-	1,500	(1,500)	258	24,096	31-Mar-16
27-Mar-13	25,000	(1,162)	-	1,500	(1,500)	258	24,096	31-Mar-16
Total	$2,015,000	$(158,131)	$-	$120,900	$(120,900)	$40,713	$1,897,582

Summary of Series B Notes is as follows:

	June 30, 2014	December 31, 2013
Convertible notes Beginning Balance	$2,015,000	$2,015,000
Less: unamortized debt discount	(117,418)	(158,131)
Convertible notes principal, net	1,897,582	1,856,869

Less: Payments in Period	(120,900)	(235,300)
Added: Accrued interest	120,900	235,300
Total Convertible notes, net	$1,897,582	$1,856,869
Less: Short term portion, net	-	-
Long term portion, net	$1,897,582	$1,856,869

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$-	$120,900	$40,713
2015	1,865,000	241,800	75,155
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
Total	$2,015,000	$367,200	$117,418

Series C:

On May 22, 2014 the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 95,000 shares of common stock of the Company.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $5,700. Amortization of the discount for the six months ended June 30, 2014, was $158.

For the six month ended June 30, 2014, $1,218 in accrued interest was recorded on the notes and paid.

Issuance	December 31,	Six Months	June 30,	Six Months	Six Months	Six Months	June 30,	Maturity
Date	2013	Ended	2014	Ended	Ended	Ended	2014	Date
	Balance	June 30,	Unamortized	June 30,	June 30,	June 30,	Balance, net
		2014	Discount	2014	2014	2014
		Proceeds	Beginning	Accrued	(Payments)	Amortization
			Balance	Interest		of Debt
						Discount
22-May-14	$-	$50,000	$(3,000)	$642	$(642)	$82	$47,082	31-May-17
22-May-14	-	22,500	(1,350)	288	(288)	38	21,188	31-May-17
22-May-14	-	22,500	(1,350)	288	(288)	38	21,188	31-May-17
Total	$-	$95,000	$(5,700)	$1,218	$(1,218)	$158	$89,458

Summary of Series C Notes is as follows:

	June 30, 2014	December 31, 2013
Convertible notes Beginning Balance	$95,000	$-
Less: unamortized debt discount	(5,542)	-
Convertible notes principal, net	89,458	-

Less: Payments in Period	(1,218)	-
Added: Accrued interest	1,218	-
Total Convertible notes, net	$89,458	$-
Less: Short term portion, net	-	-
Long term portion, net	$89,458	$-

Following are maturities of the long –term debt in Series C Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$-	$5,700	$950
2015	-	11,400	1,900
2016	-	11,400	1,900
2017	95,000	4,750	792
2018	-	-	-
Total	$95,000	$32,250	$5,542

Individually issued Convertible Note:

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

For the six month ended June 30, 2014, $9,715 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the six months ended June 30, 2014 was $2,125.

Summary of the notes is as follows:

	June 30, 2014	December 31, 2013
Convertible note Beginning Balance	$300,000	$-
Less: unamortized debt discount	(23,375)	-
Convertible notes principal, net	276,625	-

Less: Payments in Period	(19,715)	-
Added: Accrued interest	9,715	-
Total Convertible note, net	$266,625	$-
Less: short term portion, net	55,164	-
Long term portion, net	$211,461	$-

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$30,000	$16,788	$4,250
2015	60,000	27,884	8,500
2016	60,000	20,749	8,500
2017	140,000	2,625	2,125
2018	-	-	-
Total	$290,000	$68,046	$23,375

Note 11. Related Party Transactions

During the year ended December 31, 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from MIC. The note was non-interest bearing and payable on demand. As at December 31, 2013 the note is fully paid.

During the second quarter of 2010, Richard Jagodnik loaned MIC $42,944 under the same terms of convertible notes Series A. The note was carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the year ended December 31, 2013. For the year ended December 31, 2013 $48 in accrued interest was recorded and added to the note. As at December 31, 2013 the note was fully paid.

For the six months ended June 30, 2014 the Company did not have any related party debt outstanding.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at January 1, 2013	$7,062	$10,936
Added: Accrued Interest	-	48
Less: Foreign Exchange Gain	-	693
Less: Payments	(7,062)	(10,291)
Balance at December 31, 2013	$-	$-

Balance at June 30, 2014	$-	$-

Note 12. Major Customers

For the six months ending June 30, 2014 and 2013, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the six months ended June 30, 2014 and 2013 are as follow:

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$529,754	21%	$576,141	23%
Contract E	455,253	18%	529,133	21%
Contract F	279,189	11%	281,610	11%
Contract H	$149,408	6%	$131,060	5%

Closing balances of accounts receivable for our major customers were as follow:

	Balance at		Balance at
	June 30, 2014		December 31, 2013
	Accounts Receivable	Accounts Receivable	Accounts Receivable	Accounts Receivable
Customers	Closing Balance	Percentage	Closing Balance	Percentage
Contract A	$18,485	5%	$17,876	6%
Contract E	106,730	28%	95,552	34%
Contract F	50,883	13%	46,796	17%
Contract H	$24,843	6%	$54,757	19%

On May 8, 2014, the Company’s wholly-owned subsidiary, CTS, received notice that Contract A of its major customers is terminating its contract (the “Agreement”) with CTS. Pursuant to the terms of the Agreement, such termination is effective 90 days from the date of the notice.

Note 13. Major Vendors

The Company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended June 30, 2014 and 2013 were $14,610 and $13,811, respectively.

Note 14. Common Stock Transactions

For the six months ended June 30, 2014, 5,000 shares were issued for services valued at $150 based upon the closing price of our common stock at the grant date.

For the six months ended June 30, 2014, 300,000 shares were issued as part of individually issued convertible note agreement. The shares were valued at $25,500 based upon the closing price of our common stock at the grant date.

For the six months ended June 30, 2014, 95,000 shares were issued as part of series C convertible note agreement. The shares were valued at $5,700 based upon the closing price of our common stock at the grant date.

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

Note. 16. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $10,336 for the three months ended June 30, 2014 as well as a working capital deficit of $418,415. These conditions raise substantial doubt as to if the Company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17. Subsequent events

Subsequent to quarter end, the Company terminated the Share Purchase Agreement with the owners of the business located in Northern Florida area and the deposit of $20,000 was refunded in July 2014 (see Note 4).

Subsequent to quarter end, the Company has completed the purchase of a CT and an X-ray machine for its SMI location.  SMI has purchased a 16 Slice Toshiba Aquillion CT and a Viztek Digital Direct Radiography Straight Arm x-ray System. Both machines were delivered and installed prior to the end of July 2014. In addition SMI has completed building CT and x-ray rooms prior to house the additional machines. Both new machines were put in operation at the end of July 2014.

Subsequent to quarter end, the Company has entered into a capital lease agreement to lease the x-ray machine that was delivered and installed in July 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $1,495, plus applicable sales tax, over a period of 60 months. The gross amount of the x-ray machine held under the capital lease is $78,500.

Subsequent to quarter end, The Company’s subsidiary, SMI, has entered into a sublease agreement for approximately one hundred fifty (150) square feet of space for the use of operating the x-ray machine as well as use of common areas of the sublessor. The lease calls for monthly payments of $2,000 beginning October 1, 2014.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three and six months ended June 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Business description

Medical Imaging Corp., (“MIC” or the “Company”), formerly: Diagnostic Imaging International Corp  (“DIIC”) is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate two wholly-owned subsidiaries: Canadian Teleradiology Services, Inc., which operates as Custom Teleradiology Services; and Schuylkill Open MRI., which operates as Schuylkill Medical Imaging.  With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

MIC’s mission is to provide superior quality medical diagnostic imaging services to its clients across North America, delivering convenience, accuracy and the highest standards of care and service.  Our Company’s mandate is to make available, on a timely basis, valued-based on-site and remote medical imaging services for patients, hospitals, workers compensation boards and insurance companies.  With a focus on continuous improvement in key process metrics that help drive service excellence and customer satisfaction, MIC is dedicated to providing patient-centric care and comprehensive support to our broad network of medical partners.

Custom Teleradiology Services, Inc. (CTS)

•

Founded in 2004 and acquired by MIC in 2009, CTS is one of Canada’s leading providers of remote reading and reporting of medical diagnostic imaging scans, otherwise known as Teleradiology, for rural hospitals and clinics. Our network of board certified radiologists is, collectively providing medical imaging interpretations for our clients, helping to speed diagnoses, improve outcomes and enhance patient care.

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

•

In July 2014, SMI has purchased x-ray and Computed Tomography (CT) imaging equipment.

•

The x-ray machine is a Viztek Digital Direct Radiography Straight Arm system. X-ray imaging is a simple and quick way to get an inside view of a person’s pathology, skeletal system and soft tissue. X-ray procedures take only seconds to a couple of minutes and are commonly needed before proceeding to more extensive scans such as a CT or MRI, or in some cases in conjunction with them.

•

The CT machine is a 16 slice Toshiba Aquillion. CTs are a more extensive version of x-rays that allow doctors to detect diseases, and view imaging such as: head, lung, cardiac, pelvic and abdomen for diagnosis.

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

SMI has a staff of approximately 10 employees including a center manager responsible for all the day operations and medical manager who oversees contrast studies and can advise on patient care.

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

Competition

We compete with numerous public and private diagnostic imaging clinics. We also compete for the hiring of qualified medical experts and MRI, CT and x-ray technicians to perform and evaluate the diagnostic imaging scans.  Most of our current competitors have, and our future competitors are expected to have, greater resources than us. Therefore, our ability to compete largely depends on our financial resources and capacity.

Customers

Between direct hospital contracts and satellite hospitals that feed into the main hospital, we have a client roster of more than 15 hospitals that rely on CTS. The loss of any of these clients would have a negative impact on the Company.

SMI has built up its referral base from many family and specialized practitioners in the community.  Currently, we have nearly 200 local physicians that refer patients to us for our medical imaging services, helping to lessen the impact should some physicians elect to no longer refer us patients.

Employees

MIC currently has one full time executive (Chief Executive Officer), one part time executive (Chief Financial Officer) and  15 full time employees who include the head office accounting staff, CTS staff, the Dallas based billing staff and the SMI clinic staff. In addition, the Company employs as many as 40 sub-contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

Operations

CTS

During the second quarter of 2014, CTS continued concentrating on expanding customer service with existing contracts. In addition our operations manager is focusing on marketing outside of Ontario to grow the company.

SMI

During the second quarter of 2014, efforts were focused on constructing the new CT and Xray rooms, purchasing the new equipment and preparing for expanded service. In late July both new modalities came on line.

Overall Operating Results:

For the six months ended June 30, 2014 revenues from teleradiology services was $1,551,643 compared to $1,607,304 for the six months ended June 30, 2013, a decrease of 4 % or $55,661. The decrease in revenue from teleradiology services of 4% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the six months ended June 30, 2014 was 0.9170, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the six months ended June 30, 2014 was 0.9841, a difference of about 7% resulting in an increase of 3% due to a slight increase in reading volume.

For the six months ended June 30, 2014, revenues from medical scans services were $960,419 compared to $885,540 for the six months ended June 30, 2013, an increase of 8 % or $74,879. The increase of revenue from medical scans services of 8% is due to higher scan volume.

For the six months ended June 30, 2014, cost of sales relating to radiology services were $1,501,621 compared to $1,570,120 for the six months ended June 30, 2013, a decrease of 4% or $68,499. The decrease pertaining to cost of sales of CTS was mainly due to fluctuations in exchange rate, and the decrease pertaining to SMI cost of sales was mainly due to set up costs incurred in 2013 that were not recurring in 2014.

Operating expenses for the six months ended June 30, 2014 and June 30, 2013, totalled $867,040 and $842,059, respectively.

During the six months ended June 30, 2014, we incurred $102,580 in amortization and depreciation expenses, $98,078 in legal and professional fees, $108,497 in general and administrative costs, $9,088 in management fees, $34,253 in advertising and promotion, $376,264 for labor, and $96,830 for rent and insurance.

During the six months ended June 30, 2013, we incurred $147,695 in amortization and depreciation expenses, $90,262 in legal and professional fees, $104,929 in general and administrative costs, $7,715 in management fees, $16,192 in advertising and promotion, $349,575 for labor, and $84,356 for rent and insurance.

For the three months ended June 30, 2014 revenues from teleradiology services was $804,876 compared to $790,210 for the three months ended June 30, 2013, an increase of about 2 % or $14,666. The increase in revenue from teleradiology services of about 2% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended June 30, 2014 was 0.9170, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended June 30, 2013 was 0.9841, a difference of about 7%. The resulting increase of about 9% in revenue was due to a new contract that has started in the middle of June 2013.

For the three months ended June 30, 2014, revenues from medical scans services were $502,454 compared to $409,524 for the three months ended June 30, 2013, an increase of 22% or $92,930. The increase of revenue from medical scans services of 22% is due to a higher scan volume.

For the three months ended June 30, 2014, cost of sales relating to radiology services were $519,999 compared to $427,596 for the three months ended June 30, 2013, an increase of about 22% or $92,403. The increase mainly pertains to the increase in SMI revenue.

Operating expenses for the three months ended June 30, 2014 and June 30, 2013, totalled $424,329 and $401,473, respectively.

During the three months ended June 30, 2014, we incurred $39,835 in amortization and depreciation expenses, $56,852 in legal and professional fees, $53,974 in general and administrative costs, $4,666 in management fees, $17,730 in advertising and promotion, $185,784 for labor, and $45,948 for rent and insurance.

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

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock and convertible notes. Since the third quarter of 2010, through the third quarter of 2012 the Company has funded its operations and working capital through revenue generation. During the fourth quarter of 2012 through the first quarter of 2013 the Company sold convertible notes to fund the acquisition of SMI and associated costs. Since the second quarter of 2013, the Company has funded its operations and working capital with revenue generation. In the first and second quarter of 2014 the company issued a convertible note to fund future expansion of SMI operations and additional potential acquisitions.

The Company’s operations have produced $1,316,125 and $2,512,062 of revenues for the three and six months ended June 30, 2014, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2014 and beyond.

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

As of June 30, 2014, our assets totalled $3,309,962 which consisted of cash balances, accounts receivable, pre - paid expenses, deposits, intangible assets and computer and office equipment. As of June 30, 2014, our total liabilities consisted of accounts payable and accrued liabilities of $620,442, obligations under capital lease of $289,414, promissory notes of $91,902, loans payable of $75000, and non-related party convertible notes of $2,253,665 (net of discount). As of June 30, 2014, we had an accumulated deficit of $1,918,749 and a working capital deficit of $418,415.

As of June 30, 2014 the Company had promissory notes to non–related parties for a total amount of $91,902. $25,890 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $1,075 of the promissory notes have scheduled monthly payments of $1,075 including interest of 10.5% per annum. This note matured in June 2014. $64,937 of the promissory notes accrues interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity.

In May 2014 the Company received proceeds of $50,000 through private placement from an accredited investor, and in June 2014 the Company assigned $25,000 of the acquisition liability that was due as part of SMI acquisition (see Note 4) to loans payable. The loans are held with the Company until it is registered with Pennsylvania Securities Commission and is permitted to sell to the Pennsylvania residents investors Series C convertible note.

The total of $75,000 is shown on the consolidated balance sheets as loans payable until Series C notes can be issued.

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

On May 22, 2014 the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 95,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 10 to the consolidated financial statements.

On March 26, 2014 the Company issued $300,000 in convertible note (“Individually issued note”) to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of the Note is presented in Note 10 to the consolidated financial statements.

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

PART II

ITEM 1. Legal Proceedings

On December 27, 2011, Geoffrey Blackner v. Schuylkill Open MRI, et al litigation, docketed in the Schuylkill County Court of Common Pleas, No. S15802011 was commenced against SMI by Mr. and Mrs. Blackner (“Plaintiffs”). The Plaintiffs allege that a radiologist at Schuylkill Medical Center was negligent in not finding the T1-2 disc herniation when interpreting a CT scan of Mr. Blackner’s head and neck. They further allege that a second doctor was negligent in not finding the T1-2 disc herniation when interpreting an MRI of Mr. Blackner’s cervical spine. Plaintiffs allege that SMI is vicariously liable for this negligence, because the second doctor was an independent contractor of Schuylkill Open MRI. Plaintiffs’ argue that the delay in discovering the T1-2 disc herniation, and thus the delay in surgery for that disc herniation, resulted in the damages to Mr. Blackner, specifically to his right hand. Mrs. Blackner has a loss of consortium claim.  SMI has passed this case to its insurer and has received a full indemnity from the seller of SMI to MIC for this claim. The Company has fully paid its insurance deductible and does not anticipate any further monetary damages from this claim.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 95,000 shares in May 2014 at a per share price of $0.06 to purchasers of Series C Notes issued in May of 2014.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2014

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	August 13, 2014