Form 10-Q
period 2014-09-30
MEDICAL IMAGING CORP.
filed 2014-11-13
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014 the Company had outstanding 23,946,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$74,315	$77,300
Accounts Receivable, net	443,807	295,614
Prepaid Expenses	34,495	5,364
Total Current Assets	552,617	378,278
Property and Equipment
Equipment	1,805,459	1,437,464
Less: Accumulated Depreciation	(364,165)	(237,763)
Total Property and Equipment, net	1,441,294	1,199,701
Intangibles
Hospital Contracts	-	794,707
Non-Compete Contract	133,245	133,245
Less: Accumulated Amortization	(133,245)	(905,027)
Total Intangible Assets, net	-	22,925

Goodwill	1,422,670	1,422,670
Other Assets
Deposits	32,615	12,855
Loan Receivable	1,786	2,046
Total Other Assets	34,401	14,901
TOTAL ASSETS	$3,450,982	$3,038,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$424,891	$250,099
Accrued Taxes Payable	298,660	358,052
Obligations Under Capital Lease, short term portion	123,149	102,210
Acquisition Liability	-	200,000
Promissory Notes, short term portion	79,543	27,543
Convertible Notes, net short term portion	54,070	-
Total Current Liabilities	980,313	937,904
Long Term Liabilities
Obligations Under Capital Lease, long term portion	216,276	228,495
Promissory Notes, long term portion	7,749	17,472
Convertible Notes, net long term portion	2,276,927	1,856,869
Total Long Term Liabilities	2,500,952	2,102,836
Total Liabilities	3,481,265	3,040,740
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,896,481 and 23,421,481 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	23,897	23,422
Additional Paid-In Capital	1,873,909	1,837,079
Accumulated Other Comprehensive Gain	6,771	6,708
Accumulated Deficit	(1,934,860)	(1,869,474)
Total Stockholders' Equity (Deficit)	(30,283)	(2,265)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,450,982	$3,038,475

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue:
Sales	$1,275,341	$1,322,026	$3,787,403	$3,814,871
Less: Cost of sales	711,346	820,487	2,212,967	2,390,607
Gross Margin	563,995	501,539	1,574,436	1,424,264

Operating Expenses:
Advertising	8,290	19,792	42,543	35,984
Amortization	-	34,387	22,925	103,160
Depreciation	50,252	39,831	129,907	118,753
Bad Debt Expense (Recapture)	(515)	(20,455)	14,465	1,283
General and Administrative	94,332	65,335	202,829	170,264
Insurance	10,724	12,045	33,832	35,295
Labor	221,148	172,752	597,412	522,327
Legal and professional	40,322	25,801	138,400	116,063
Management fees	4,778	3,727	13,866	11,442
Rent Office Space and Servers	39,534	31,698	113,256	92,804
Travel	4,697	10,265	31,167	29,862
Total Operating Expenses	473,562	395,178	1,340,602	1,237,237
Income from Operations	90,433	106,361	233,834	187,027

Other Income and (Expenses):
Other Income	512	1,317	715	1,631
Debt Settlement Loss	-	-	-	(607)
Foreign Currency Gains (Losses)	145	171	954	4,440
Amortization of Debt Discount	(23,287)	(20,356)	(66,283)	(59,519)
Interest Expense	(89,036)	(78,835)	(239,728)	(225,261)
Total Other Income (Expenses)	(111,666)	(97,703)	(304,342)	(279,316)

Income (Loss) Before Provision for Income Taxes (Credit)	(21,233)	8,658	(70,508)	(92,289)
Provision for Income Taxes (Credit)	5,122	-	5,122	-
Net Income (Loss)	(16,111)	8,658	(65,386)	(92,289)
Comprehensive Income (Loss)	334	(1,068)	63	2,222
Total Comprehensive Income (Loss)	$(15,777)	$7,590	$(65,323)	$(90,067)
Basic and Diluted Income (Loss) per Share	$(0.001)	$0.000	$(0.003)	$(0.004)
Weighted Average Shares Outstanding:
Basic and Diluted	23,850,828	23,421,481	23,688,366	23,326,973

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(65,386)	$(92,289)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	129,907	118,753
Asset Write Off	961	-
Accrued Interest Converted into note	209,078	182,953
Amortization of Debt Discount	66,283	59,519
Shares issued for services	150	-
Amortization of Intangible Assets	22,925	103,160
Foreign currency transaction Gain/ Loss	498	(4,033)
Changes in operating assets and liabilities:
Accounts Receivable	(148,193)	79,842
Deposits and prepaid expenses	(29,131)	1,001
Accounts Payable and accrued liabilities	115,400	(108,448)
Loans Receivable	260	415
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	302,752	340,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition liability	(110,063)	-
Deposit on Possible Acquisition	(20,000)	-
Deposit on Equipment	-	-
Equipment Purchase	(372,719)	(21,415)
NET CASH USED IN INVESTING ACTIVITIES	(502,782)	(21,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	445,000	156,000
Principal payments on Related Party debt	-	(10,291)
Principal payments on debt	(256,738)	(312,910)
Principal Payments on Capital Lease Obligations	8,720	(192,535)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	196,982	(359,736)
Gain (Loss) due to foreign currency translation	63	2,222
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,985)	(38,056)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,300	107,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,315	$69,645

Cash paid during the year for:
Interest	$30,650	$42,308
Income Taxes	$54,864	$39,085
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$37,155	$18,600
Acquisition Liability Assigned to Loan Payable	$64,937	$-
Acquisition Liability Assigned to Promissory Note	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to the September 30, 2014 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2014, and December 31, 2013, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2014 and December 31, 2013, the allowance for bad debts was $31,583 and $17,294, respectively.

Bad debt expense for the nine months ended September 30, 2014 and 2013 was $14,465 and $1,283, respectively.

Bad debt recapture for the three months ended September 30, 2014 and 2013 was $515 and $20,455, respectively.

At September 30, 2014 two customers of CTS totalled approximately 33% of the total accounts receivable. As of December 31, 2013, three customers totalled approximately 70% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of September 30, 2014, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

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

The Company has written off the hospital contracts to reflect end of service with no potential for renewal.

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. As of September 30, 2014.The value attributed to this agreement has been fully amortized.

SMI has a non-compete agreement with previous owners of SMI. The value attributed to this agreement has been fully amortized.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $133,245 and $905,027 at September 30, 2014 and December 31, 2013, respectively.

These assets have been fully amortized; therefore there is no expected amortization expense for the next five years.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the quarter ended September 30, 2014, CTS held six contracts; one contract that is renewable on a year-to-year basis, three contracts that are renewable in 2014 ,2015, and 2016, and its largest contract, which renewed automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the nine and three months ended September 30, 2014 and 2013.

The Company recognized stock-based compensation expenses of $150, and $0 from stock granted to employees for the nine months ended September 30, 2014, and 2013, respectively.

The Company did not recognize stock-based compensation expenses from stock granted to employees for the three months ended September 30, 2014 and 2013.

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

The Company recognized a foreign currency gain on transactions from operations of $954 and $4,440 for the nine months ended September 30, 2014 and 2013, respectively.

The Company recognized a foreign currency gain on transactions from operations of $145 and $171 for the three months ended September 30, 2014 and 2013, respectively.

The Company recognized other comprehensive gain of $63 and $2,222 for the nine months ended September 30, 2014 and 2013, respectively.

The Company recognized other comprehensive gain of $334 and loss of $1,068 for the three months ended September 30, 2014 and 2013, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ending		Nine Months Ending
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(15,777)	$7,590	$(65,323)	$(90,067)
Total	$(15,777)	$7,590	$(65,323)	$(90,067)

Total Comprehensive Income (Loss)	$(15,777)	$7,590	$(65,323)	$(90,067)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,850,828	23,421,481	23,688,366	23,326,973

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.001)	$0.00	$(0.003)	$(0.004)
Net Income (loss)	$(0.001)	$0.00	$(0.003)	$(0.004)

Diluted
Total Comprehensive Income (Loss)	$(0.001)	$0.00	$(0.003)	$(0.004)
Total Comprehensive Income (Loss)	$(0.001)	$0.00	$(0.003)	$(0.004)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Note 3. Property and Equipment

In the quarter ending September 30, 2014, the Company has completed the purchase of a CT and an X-ray machine for its SMI location.  SMI has purchased a 16 Slice Toshiba Aquillion CT for $198,000 and a Viztek Digital Direct Radiography Straight Arm x-ray System for $78,250. In addition SMI has completed building CT and x-ray rooms to house the additional machines; the additions in leasehold improvements were for a total of $96,470.

Property and equipment are stated at cost.  Depreciation is calculated on the accelerated method over the estimated useful life of the assets. At September 30, 2014 and December 31, 2013, the major class of property and equipment were as follows:

	September 30, 2014	December 31, 2013	Estimated useful lives
Computer/Office Equipment	$83,654	$88,378	3-7 years
Medical Equipment	878,024	601,774	3-7 years
Leasehold Improvements	843,781	747,312	39 years
Less: Accumulated Depreciation	(364,165)	(237,763)
Net Book Value	$1,441,294	$1,199,701

Depreciation expense was $129,907 and $118,753 for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation expense was $50,252 and $39,831 for the three months ended September 30, 2014 and 2013, respectively.

Note 4. Business Combination

SMI acquisition:

On December 10, 2012, the Company acquired 100% of Schuylkill Medical Imaging for consideration including cash which is described in detail below. Accordingly, the results of operations for SMI have been included in the accompanying consolidated financial statements from that date forward. SMI provides Magnetic Resonance Imaging (MRI) services. Pursuant to the terms of the Share Purchase Agreement, the Company paid an aggregate purchase price of $1,825,000 for the shares, plus a possible earn-out payment of up to $200,000 to be paid within sixty days after December 31, 2013 if certain post-closing revenue targets are met. The earn - out payment was paid out in June 2014.

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

The amounts of revenue included in the consolidated statement of operations for the nine months ended September 30, 2014 and 2013 is $1,555,083, and $1,371,737, respectively.

The amounts of gross earnings included in the consolidated statement of operations for nine months ended September 30, 2014 and 2013 is $1,169,591, and $985,272, respectively.

The amounts of revenue included in the consolidated statement of operations for the three months ended September 30, 2014 and 2013 is $1,696,155, and $1,560,185, respectively.

The amounts of gross earnings included in the consolidated statement of operations for three months ended September 30, 2014 and 2013 is $441,702, and $345,904, respectively.

Costs related to the acquisition, which include legal fees, in the amount of $81,811 have been charged directly to operations and are included in legal and professional expenses in the 2012 consolidated statement of operations.

Prospective Acquisitions:

On August 28, 2014the Company entered into a Purchase Agreement to purchase three diagnostic imaging businesses for an aggregate purchase price of $1.8 million. The Company made a refundable deposit of $20,000 to the owner of the businesses, which will be credited against the purchase price at closing. The refundable payment is shown on the consolidated balance sheet as a deposit.

On October 31, 2014 the Company completed the acquisitions of Partners Imaging Center of Venice LLC, Partners Imaging Center of Charlotte LLC., and Partners Imaging Center of Naples LLC, located in Florida for a purchase price of $1,800,000.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended September 30, 2014 was:

Balance as of January 1, 2013	$1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2013	1,422,670
Changes in goodwill during the year	-
Balance as of September 30, 2014	$1,422,670

Note 6.  Leases Commitments

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

SMI, has entered into a sublease agreement for approximately one hundred fifty (150) square feet of space for the use of operating the x-ray machine as well as use of common areas of the sublessor. The lease calls for monthly payments of $2,000 beginning October 1, 2014. The lease will expire in October 01, 2021.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2014	$47,853	$7,776	$55,629
2015	176,012	18,000	194,012
2016	179,532	18,000	197,532
	$403,397	$43,776	$447,173

Note 7. Accounts Payable and Accrued Liabilities

As of September 30, 2014 and December 31, 2013, the trade payables and accrued liabilities of the Company were $723,551 and $608,151, respectively. Of the total amount as of September 30, 2014, approximately $252,350 is related to CTS operations and $400,551 is related to SMI operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business. Of the total amount as of December 31, 2013, approximately $301,965 is related to CTS operations and $278,854 is related to SMI operations. The balance of the accounts is for vendors supplying goods and services used in the normal course of business.

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

Minimum future lease payments under the capital lease are as follows as of September 30, 2014:

2014	33,038
2015	132,152
2016	132,151

Total minimum lease payments	297,341
Less amount representing interest	33,580

Present value of minimum lease payments	263,761
Less current portion of minimum lease payments	109,599

Long-term capital lease obligations	$154,162

The gross amount of the equipment held under capital leases totals $555,000 ($351,583 net book value after accumulated amortization of $203,417) at September 30, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $83,250, and $27,750 for the nine and three months ending September 30, 2014, respectively.

On July 03, 2014 Company has entered into a capital lease agreement to lease the x-ray machine that was delivered and installed in July 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $1,495, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $78,250

Minimum future lease payments under the capital lease are as follows as of September 30, 2014:

2014	4,486
2015	17,944
2016	17,944
2017	17,944
2018	17,944
2019	11,963

Total minimum lease payments	88,225
Less amount representing interest	12,561

Present value of minimum lease payments	75,664
Less current portion of minimum lease payments	13,550

Long-term capital lease obligations	$62,114

The gross amount of the x-ray machine held under the capital lease is $78,250 ($74,337 net book value after accumulated amortization of $3,913) at September 30, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $3,913, for the nine and three months ending September 30, 2014, respectively.

Note 9. Promissory Notes

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

During the nine months ended September 30, 2014, $3,823 in accrued interest was recorded on the notes, and $26,483 was paid towards the balance of the notes.

In June 2014 $64,937 of the acquisition liability that was due as part of SMI acquisition (see Note 4) was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2013	$119,624

Added: Proceeds through December 31, 2013	6,000
Added: Accrued Interest through December 31, 2013	6,616
Less: Payments through December 31, 2013	(87,225)

Promissory notes at December 31, 2013	$45,015

Added: Note assigned through September 30, 2014	64,937
Added: Accrued Interest through September 30, 2014	3,823
Less: Payments through September 30, 2014	(26,483)

Promissory notes at September 30, 2014	$87,292
Less: Short term portion	79,543
Long term portion September 30, 2014	$7,749

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

For the nine month ended September 30, 2014, $181,350 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the nine months ended September 30, 2014 was $61,069.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Nine Months	Nine Months	Nine Months	September 30,	Maturity
Date	2013	2013	Ended	Ended	Ended	2014	Date
	Balance	Unamortized	September 30,	September 30,	September 30,	Balance, net
		Discount	2014	2014	2014
		Beginning	Accrued	(Payments)	Amortization
		Balance	Interest		of Debt
					Discount
03-Dec-12	$25,000	$(719)	$2,250	$(2,250)	$281	$24,562	31-Dec-15
03-Dec-12	125,000	(10,569)	11,250	(11,250)	3,731	118,162	31-Dec-15
03-Dec-12	50,000	(2,156)	4,500	(4,500)	844	48,688	31-Dec-15
03-Dec-12	25,000	(719)	2,250	(2,250)	281	24,562	31-Dec-15
03-Dec-12	25,000	(719)	2,250	(2,250)	281	24,562	31-Dec-15
03-Dec-12	25,000	(719)	2,250	(2,250)	281	24,562	31-Dec-15
03-Dec-12	1,500,000	(129,375)	135,000	(135,000)	50,625	1,421,250	31-Dec-15
03-Dec-12	50,000	(2,156)	4,500	(4,500)	844	48,688	31-Dec-15
03-Dec-12	15,000	(431)	1,350	(1,350)	169	14,738	31-Dec-15
03-Dec-12	100,000	(7,081)	9,000	(9,000)	2,569	95,488	31-Dec-15
27-Mar-13	25,000	(1,162)	2,250	(2,250)	388	24,226	31-Mar-16
27-Mar-13	25,000	(1,162)	2,250	(2,250)	388	24,226	31-Mar-16
27-Mar-13	25,000	(1,162)	2,250	(2,250)	388	24,226	31-Mar-16
Total	$2,015,000	$(158,131)	$181,350	$(181,350)	$61,069	$1,917,940

Summary of Series B Notes is as follows:

	September 30, 2014	December 31, 2013
Convertible notes Beginning Balance	$2,015,000	$2,015,000
Less: unamortized debt discount	(97,060)	(158,131)
Convertible notes principal, net	1,917,940	1,856,869

Less: Payments in Period	(181,350)	(235,300)
Added: Accrued interest	181,350	235,300
Total Convertible notes, net	$1,917,940	$1,856,869
Less: Short term portion, net	-	-
Long term portion, net	$1,917,940	$1,856,869

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$-	$60,450	$20,357
2015	1,865,000	241,800	75,155
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
Total	$2,015,000	$306,750	$97,062

Series C:

On May 22, 2014 the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. On August 25, 2014 the company sold an additional $75,000 of “series C notes”.  The total number of shares issued was 170,000 shares of common stock of the Company.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $11,655. Amortization of the discount for the nine months ended September 30, 2014, was $964.

For the nine month ended September 30, 2014, $5,568 in accrued interest was recorded on the notes and paid.

Issuance	December 31,	Nine Months	September 30,	Nine Months	Nine Months	Nine Months	September 30,	Maturity
Date	2013	Ended	2014	Ended	Ended	Ended	2014	Date
	Balance	September 30,	Unamortized	September 30,	September 30,	September 30,	Balance, net
		2014	Discount	2014	2014	2014
		Proceeds	Beginning	Accrued	(Payments)	Amortization
			Balance	Interest		of Debt
						Discount
22-May-14	$-	$50,000	$(3,000)	$2,141	$(2,141)	$333	$47,333	31-May-17
22-May-14	-	22,500	(1,350)	963	(963)	150	21,300	31-May-17
22-May-14	-	22,500	(1,350)	963	(963)	150	21,300	31-May-17
25-Aug-14	-	50,000	(3,970)	1,000	(1,000)	221	46,251	31-October-17
25-Aug-14	-	25,000	(1,985)	500	(500)	110	23,125	31-October-17
Total	$-	$170,000	$(11,655)	$5,567,	$(5,567)	$964	$159,309

Summary of Series C Notes is as follows:

	September 30, 2014	December 31, 2013
Convertible notes Beginning Balance	$170,000	$-
Less: unamortized debt discount	(10,691)	-
Convertible notes principal, net	159,309	-

Less: Payments in Period	(5,567)	-
Added: Accrued interest	5,567	-
Total Convertible notes, net	$159,309	$-
Less: Short term portion, net	-	-
Long term portion, net	$159,309	$-

Following are maturities of the long –term debt in Series C Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$-	$5,100	$971
2015	-	17,000	3,885
2016	-	17,000	3,885
2017	170,000	4,750	1,950
2018	-	-	-
Total	$170,000	$43,850	$10,691

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

For the nine month ended September 30, 2014, $18,337 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the nine months ended September 30, 2014 was $4,250.

Summary of the note is as follows:

	September 30, 2014	December 31, 2013
Convertible note Beginning Balance	$300,000	$-
Less: unamortized debt discount	(21,250)	-
Convertible notes principal, net	278,750	-

Less: Payments in Period	(43,337)	-
Added: Accrued interest	18,337	-
Total Convertible note, net	$253,750	$-
Less: short term portion, net	54,070	-
Long term portion, net	$199,680	$-

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2014	$15,000	$5,466	$2,125
2015	60,000	27,884	8,500
2016	60,000	20,748	8,500
2017	140,000	2,625	2,125
2018	-	-	-
Total	$275,000	$56,723	$21,250

Note 11. Related Party Transactions

In 2013, Richard Jagodnik (an officer and shareholder of the Company), had a $7,062 note payable from MIC. The note was non-interest bearing and payable on demand. As at December 31, 2013 the note is fully paid.

During the second quarter of 2010, Richard Jagodnik loaned MIC $42,944 under the same terms of convertible notes Series A. The note was carried in Canadian dollars and a foreign exchange gain of $693 was recorded for the year ended December 31, 2013. For the year ended December 31, 2013 $48 in accrued interest was recorded and added to the note. As at December 31, 2013 the note was fully paid.

For the nine months ended September 30, 2014 the Company did not have any related party debt outstanding.

Summary of related party notes is as follows:

	Shareholder Note	Shareholder Convertible Note
Balance at January 1, 2013	$7,062	$10,936
Added: Accrued Interest	-	48
Less: Foreign Exchange Gain	-	693
Less: Payments	(7,062)	(10,291)
Balance at December 31, 2013	$-	$-

Balance at September 30, 2014	$-	$-

Note 12. Major Customers

For the nine months ending September 30, 2014 and 2013, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the nine months ended September 30, 2014 and 2013 are as follow:

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$650,079	17%	$850,749	22%
Contract E	698,618	18%	791,039	21%
Contract F	430,257	11%	427,108	11%
Contract H	$247,239	7%	$206,705	5%

Closing balances of accounts receivable for our major customers were as follow:

Balance at		Balance at
September 30, 2014		December 31, 2013
Accounts Receivable	Accounts Receivable	Accounts Receivable	Accounts Receivable
Closing Balance	Percentage	Closing Balance	Percentage
$-	0%	$17,876	6%
100,834	23%	95,552	34%
45,849	10%	46,796	17%
$30,850	7%	$54,757	19%

On May 8, 2014, the Company’s wholly-owned subsidiary, CTS, received notice that Contract A of its major customers is terminating its contract (the “Agreement”) with CTS. Pursuant to the terms of the Agreement, such termination is effective 90 days from the date of the notice.

Note 13. Major Vendors

The Company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended September 30, 2014 and 2013 were $14,190 and $14,560, respectively.

Note 14. Common Stock Transactions

For the nine months ended September 30, 2014, 5,000 shares were issued for services valued at $150 based upon the closing price of our common stock at the grant date.

For the nine months ended September 30, 2014, 300,000 shares were issued as part of individually issued convertible note agreement. The shares were valued at $25,500 based upon the closing price of our common stock at the grant date.

For the nine months ended September 30, 2014, 170,000 shares were issued as part of series C convertible note agreement. The shares were valued at $11,655 based upon the closing price of our common stock at the grant date.

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

Note. 16. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $15,777 for the three months ended September 30, 2014 as well as a working capital deficit of $427,696. These conditions raise substantial doubt as to if the Company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17. Subsequent events

Subsequent to quarter end, the company issued $50,000 in Series C Notes to a non-affiliate. The Company evaluated subsequent events through the date the consolidated financial statements were issued. In addition, the purchaser of the note received 50,000 bonus shares as part of the note agreement.

Subsequent to quarter end, the company completed the acquisitions of Partners Imaging of Venice, Partners Imaging of Port Charlotte, and Partners Imaging of Naples all located in Florida for a purchase price of $1,800,000.  To fund the purchase price, the company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. and using $2 million of the available credit amount to finance the acquisition, with the remainder as for general working capital purposes.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three and nine months ended September 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Custom Teleradiology Services, Inc. (CTS)

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

SMI

Incorporated in 2003, SMI is a premier medical imaging facility serving patients in Schuylkill County, Pennsylvania.  SMI has provided high quality medical diagnostic imaging services for more than 11 years in a caring, safe and convenient environment.  Located in Pottsville, Pennsylvania and accredited by the American College of Radiology, SMI has the first and only Open MRI in Schuylkill County and has earned a strong reputation within the communities it serves through its board certified radiologists, highly trained technologists, medical equipment and advanced technology matched with exceptional care and service.

Operations

CTS

During the third quarter of 2014, CTS continued concentrating on expanding customer service with existing contracts. In addition our operations manager is focusing on marketing and exploring new opportunities for CTS to grow. grow the company. CTS stopped service of one contract that was announced in an 8K in on May 8, 2014, CTS has seen an increase in service from its other contracts.

SMI

During the third quarter of 2014, efforts were focused on constructing the new CT and Xray rooms, purchasing new equipment and preparing for expanded service. In late July both new modalities began servicing patients. The clinic has seen increased business with the addition of the new modalities and also from its MRI patients. SMI had a strong quarter resulting from an expansion of its referring base of physicians through a focus on community involvement.

Overall Operating Results:

For the nine months ended September 30, 2014 revenues from teleradiology services was $2,232,320 compared to $2,443,134 for the nine months ended September 30, 2013, a decrease of 8.6 % or $210,814. The decrease in revenue from teleradiology services of 8.6% is related to revenues carried in Canadian dollar. 6% of the decrease in revenues from teleradiology services is attributed to the change in exchange rate from 0.9769 for the nine months ended September 30, 2013 to 0.9184 for the nine months ended September 30, 2014. The remaining decrease of 2% is a result of a loss of revenues of a major customer in August 2014.

For the nine months ended September 30, 2014, revenues from medical scans services were $1,555,083 compared to $1,371,737 for the nine months ended September 30, 2013, an increase of 13 % or $183,346. The increase of revenue from medical scans services of 13% is owing to the addition of CT and X-Ray imaging services along with an increase in existing MRI imaging services.

For the nine months ended September 30, 2014, cost of sales relating to radiology services were $2,212,967 compared to $2,390,607 for the nine months ended September 30, 2013, a decrease of 7.5% or $177,640. The decrease pertaining to cost of sales of CTS was mainly due to fluctuations in exchange rate and decrease in reading costs as a result of the loss of a major customer, and the decrease pertaining to SMI cost of sales was mainly due to set up costs incurred in 2013 that were not recurring in 2014.

Operating expenses for the nine months ended September 30, 2014 and September 30, 2013, totalled $1,340,602 and $1,237,237, respectively.

During the nine months ended September 30, 2014, we incurred $152,832 in amortization and depreciation expenses, $138,400 in legal and professional fees, $202,829 in general and administrative costs, $13,866 in management fees, $42,543 in advertising and promotion, $597,412 for labor, and $147,088 for rent and insurance.

During the nine months ended September 30, 2013, we incurred $221,913 in amortization and depreciation expenses, $116,063 in legal and professional fees, $170,264 in general and administrative costs, $11,442 in management fees, $35,984 in advertising and promotion, $522,327 for labor, and $128,099 for rent and insurance.

For the three months ended September 30, 2014 revenues from teleradiology services was $680,677 compared to $835,829 for the three months ended September 30, 2013, a decrease of about 20 % or $169,019. The decrease in revenue from teleradiology services of 20% is related to revenues carried in Canadian dollar. 6% of the decrease in revenues from teleradiology services is attributed to the change in exchange rate from 0.9769 for the three months ended September 30, 2013 to 0.9184 for the three months ended September 30, 2014. The remaining decrease of 14% is a result of a loss of revenues of a major customer in August 2014.

For the three months ended September 30, 2014, revenues from medical scans services were $594,664 compared to $486,197 for the three months ended September 30, 2013, an increase of 22% or $108,467. The increase of revenue from medical scans services of 22% is owing to the addition of CT and X-Ray imaging services along with an increase in existing MRI imaging services.

For the three months ended September 30, 2014, cost of sales relating to radiology services were $711,346 compared to $820,487 for the three months ended September 30, 2013, a decrease of about 13% or $109,141. The decrease pertaining to cost of sales of CTS was mainly due to fluctuations in exchange rate and decrease in reading costs as a result of the loss of a major customer, and the decrease pertaining to SMI cost of sales was mainly due to set up costs incurred in 2013 that were not recurring in 2014.

Operating expenses for the three months ended September 30, 2014 and September 30, 2013, totalled $473,562 and $395,178, respectively.

During the three months ended September 30, 2014, we incurred $50,252 in amortization expense, $40,322 in legal and professional fees, $94,332 in general and administrative costs, $4,778 in management fees, $8,290 in advertising and promotion, $221,148 for labor, and $50,258 for rent and insurance.

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

Liquidity and Capital Resources:

Prior to 2011, the Company funded its operations and working capital through the sale of common stock and convertible notes. Since the third quarter of 2010, through the third quarter of 2012 the Company has funded its operations and working capital through revenue generation. During the fourth quarter of 2012 through the first quarter of 2013 the Company sold convertible notes to fund the acquisition of SMI and associated costs. Since the second quarter of 2013, the Company has funded its operations and working capital with revenue generation. In 2014 the company issued a convertible note to fund future expansion of SMI operations and additional potential acquisitions.

The Company’s operations have produced $1,275,341 and $3,787,403 of revenues for the three and nine months ended September 30, 2014, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2014 and beyond.

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

As of September 30, 2014, our assets totalled $3,450,982 which consisted of cash balances, accounts receivable, pre - paid expenses, deposits, intangible assets and computer and office equipment. As of September 30, 2014, our total liabilities consisted of accounts payable and accrued liabilities of $723,551, obligations under capital lease of $339,425, promissory notes of $87,292, and non-related party convertible notes of $2,330,997 (net of discount). As of September 30, 2014, we had an accumulated deficit of $1,934,860 and a working capital deficit of $427,696.

As of September 30, 2014 the Company had promissory notes to non–related parties for a total amount of $87,292. $22,355 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $64,937 of the promissory notes accrues interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity.

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

In May 2014 the Company received proceeds of $50,000 through private placement from an accredited investor, and in June 2014 the Company assigned $25,000 of the acquisition liability that was due as part of SMI acquisition (see Note 4) to loans payable. The loans were held with the Company until they were registered with Pennsylvania Securities Commission and were permitted to sell to the Pennsylvania residents investors Series C convertible note. On August 25, 2014 Series C Notes were issued to the investors and 75,000 shares of common stock of the Company were issued.

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

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 75,000 shares in May 2014 at a price of $0.0794 per share to purchasers of Series C Notes issued in August of 2014.

The Company issued 95,000 shares in May 2014 at a price of $0.06 per share to purchasers of Series C Notes issued in May of 2014.

The Company issued 300,000 shares in March 2014 at a price of $0.085 per share to purchasers of $300,000 of a convertible note issued in March of 2014.

The Company issued 5,000 shares in January 2014 at a price of $0.03 per share for services.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2014

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	November 14, 2014