Form 10-K
period 2014-12-31
MEDICAL IMAGING CORP.
filed 2015-04-03
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Aggregate market value of the 12,119,981 outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $956,267, based on the closing sales price of the registrant’s common stock on that date.

There were 24,166,481 shares of common stock outstanding as of March 15, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Medical Imaging Corp. (“MIC,” “Company,” “we,” “our,” or “us”) formerly: Diagnostic Imaging International Corp  (“DIIC”), a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan to pursue private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. The Company amended its plan in 2007 to also include the acquisition of operating imaging businesses in the United States.  The Company was renamed Diagnostic Imaging International Corp. and became a fully reporting company in early 2007 through the filing of an SB-2.  In 2009, the Company acquired Canadian Teleradiology Services, Inc. (“CTS”), in 2012, acquired Schuylkill Open MRI, Inc. (“SMI”), and in 2014 acquired Partners Imaging Center of Venice, LLC (“PIV”), Partners Imaging Centre of Naples, LLC (“PIN”), and Partners Imaging Center of Charlotte, LLC (“PIC”).

Business Description

Medical Imaging Corp., is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate five wholly-owned subsidiaries: Canadian Teleradiology Services, Inc., which operates as Custom Teleradiology Services; Schuylkill Open MRI., which operates as Schuylkill Medical Imaging. ; Partners Imaging Center of Venice, LLC; Partners Imaging Center of Naples; LLC; and Partners Imaging Center of Charlotte, LLC. With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

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

•

CTS specializes in reading Magnetic Resonance Imaging (MRI), Computed Tomography (CT), Positron Emission Tomography (PET), Ultrasound (US), Nuclear Medicine (NM), Digital Mammography (MAMMO), X-Ray and Bone Mineral Densitometry (BDM) modalities.

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

•

In July 2014, SMI purchased a Viztek Digital Direct Radiography Straight Arm x-ray and a 16 slice Toshiba Aquillion Computed Tomography (CT) imaging equipment.

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

SMI has a staff of approximately 11 employees including a center manager responsible for all the day operations and medical manager who oversees contrast studies and can advise on patient care.

Florida Operations (PIV, PIN, PIC)

MIC owns three diagnostic centers in the State of Florida, operating under the names of Partners Imaging Center of Venice, LLC, Partners Imaging Center of Charlotte, LLC, and Partners Imaging Center of Naples, LLC.  These centers have been operating under the Partners name for more than five years and have been in their respective locations from 8 to 15 years. The centers rely on referring physicians and marketing efforts to drive business.  The centers offer a 1.5T MRI and 16 slice CT in Naples, a 1.5T MRI in Charlotte, and 3T MRI, 16 slice CT, ultrasound, PET and X-ray at the Venice location. Reports are provided to the patients’ physician within 24 hours and as quick as 60 minute for emergency exams.

Combined the Florida operations have approximately 18 employees including center managers.  Radiology reads are provided by a third party radiology consulting group.

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

U.S. Government Regulation

Our US subsidiaries are subject to extensive regulation under federal, State, and local laws.  This includes but is not limited to complying with HIPPA, Accreditation standards, Medicare and private insurance standards. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

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

Customers

Between direct hospital contracts and satellite hospitals that feed into the main hospital, we have a client roster of more than 18 hospitals that rely on CTS. The loss of any of these clients would have a negative impact on the Company.

The diagnostic imaging centers rely on a referral base of specialized and family practitioners in each respective community.  The average center may have over 100 local physicians that refer patients to us for medical imaging services.  In addition, each center uses marketing efforts and community involvement to reach out and educate patients that they have a choice as to where to have a scan.

For our Florida centers we have a sizeable amount of selfpay patients in the winter time from foreign visitors.

Employees

MIC currently has one full time executive (Chief Executive Officer), one part time executive (Chief Financial Officer) and 40 employees who include accounting staff, administrators, as well as technical employees and imaging center location managers. In addition, the Company employs as many as 40 sub-contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

The company leases office space as follows:

Location	Subsidiary	Square feet	Monthly cost
Toronto, Canada	CTS	2,100	$6,500
Pottsville, Pennsylvania	SMI	3,512	$6,500
Dallas, Texas	SMI	400	$1,500
Venice, Florida	PIV	5,400	$14,990
Naples, Florida	PIN	4,574	$9,550*
Port Charlotte, Florida	PIC	2,500	$5,512

* Price effective January 1, 2015. Rent paid in November and December, 2014 was approximately $15,790/month.

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

N/A

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock traded for listing on the OTC Markets QB (“OTCQB”) under the stock symbol MEDD. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2014 and 2013 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2014		2013
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.100	$0.050	$0.046	$0.042
September 30	$0.115	$0.050	$0.072	$0.070
June 30	$0.110	$0.046	$0.037	$0.037
March 31	$0.255	$0.030	$0.034	$0.033

Holders

As of March 20, 2015, we had 82 shareholders of record of our common stock, and the closing sales price on that date for our common stock was $0.052 per share.  We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock is held through brokerage firms in “street names.”

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2002 Equity Plan Approved by Security Holders	100,000	$ 0	1,895,000
2009 Equity Plan Approved by Security Holders	0	$ 0	5,000,000
Individual Compensatory Arrangements Not Approved by Security Holders	5,800,000	$0.15	N/A
Total	5,900,000		6,895,000

*Effective January 1, 2015.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS

In the fourth quarter of 2014 CTS signed a new hospital client which began service in January of 2015.  CTS continues to explore new opportunities to add additional clients. This newest hospital addition requires overnight service on weekdays and 24 hour coverage on weekends and holiday.

SMI

The fourth quarter saw continued efforts concentrated on developing new business for the recently installed CT and X-ray modalities. SMI continues to see strong patient numbers for its MRI business. The center had a record year in terms of total MRI scans performed, and as well had a record in the fourth quarter for the most MRI scans performed in a single month at the location. SMI management continues to work on building its relations with the local doctors and community involvement.

PIV, PIN, PIC, (Florida)

The Florida centers were acquired on October 31, 2014. During the quarter the Company devoted a large number of resources to begin integrating the new locations into current Company operations as well as to begin implementing various new policies at the new locations. Additionally senior management spent time meeting with referring physicians and observing operations.  The final two months of the quarter showed very strong results in both scan volumes and revenue.

Overall Operating Results:

For the year  ended December 31, 2014 revenues from teleradiology services was $2,748,137 compared to $3,262,156 for the year ended December 31, 2013, a decrease of 16% or $514,019. The decrease in revenue from teleradiology services is related to revenues carried in Canadian dollar. 7% of the decrease in revenues from teleradiology services is attributed to the change in exchange rate from 0.9707 for the year ended December 31, 2013 to 0.9054 for the year ended December 31, 2014. The remaining decrease of 9% is a result of a loss of revenues of a major customer in August 2014.

For the year ended December 31, 2014 revenue from medical scans services were $2,697,069 compared to $1,815,185 for the year ended December 31, 2013, an increase of $881,884 or 49%; Of the amount the increase of $ 518,449 in revenue for the year ended December 31, 2014 is owing to the acquisitions of the three clinics: PIV, PIN, PIC on October 31, 2014, and recognizing their revenues accordingly. The remainder of the increase of $363,435 is owing to the addition of CT and X-Ray imaging services along with an increase in existing MRI imaging services for SMI.

For the year ended December 31, 2014 cost of sales incurred relating to radiology services were $2,253,445 compared to $2,673,294 for the year ended December 31, 2013, a decrease of 16% or $419,849. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 83%.

For the year ended December 31, 2014 cost of sales from medical scans services were $666,918 compared to $501,761 for the year ended December 31, 2013; an increase of $165,157 or 33%. As a result of increase in revenues, we incurred more cost of sales.

Operating expenses for the years ended December 31, 2014 and 2013 totalled $2,250,086 and $1,598,603, respectively.

During the year ended December 31, 2014, we incurred $254,879 in amortization and depreciation expenses, $248,350 in legal and professional fees, $335,474 in general and administrative costs, $25,966 in management fees, $58,727 in advertising and promotion, $958,393 for labor, and $278,364 for rent and insurance.

During the year ended December 31, 2013, we incurred $296,154 in amortization and depreciation expenses, $166,914 in legal and professional fees, $236,569 in general and administrative costs, $15,167 in management fees, $46,103 in advertising and promotion, $711,455 for labor, and $180,294 for rent and insurance.

The Company expects to generate positive cash flow in 2015 in order to service its obligations but will require substantial investment in the near term in order to expand as we implement our business plan.

Liquidity and Capital Resources:

The Company has historically used a combination of financings to operate its business and fund its acquisitions and working capital from generated revenues from its ongoing operations.  The Company from time to time has sold shares of common stock and warrants and issued convertible notes.  In 2013 it raised an aggregate of $300,000 from the sale of convertible note to fund the expansion of SMI and in 2014 it raised $520,000 from the sale of convertible notes to fund the additional expansion of SMI and entered into a royalty agreement under which it raised an aggregate of $2,000,000 to fund the acquisitions of PIV, PIN, and PIC.

The Company’s operations have produced $5,445,206 and $5,077,342 of revenues for the years ended December 31, 2014, and 2013, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2015 and beyond.

Based on the debt payment obligations of the Company that are due within the next 12 months, there is doubt about its ability to continue as a going concern, and the Company’s continued operations therefore are dependent upon either increasing revenues or adequate additional financing being raised, or both, to enable it to continue its operations as currently conducted.  Alternatively, the Company could adjust some of its operational requirements or modify some of its debt obligations; however, these changes may not necessarily provide sufficient funds to continue as a going concern In the event that the Company is unable to continue as a going concern, it may be forced to realize upon its assets or even elect or be required to seek protection from its creditors as provided by law or be subject to claims by creditors or a general creditor action. To date, management has not considered these alternatives as a likely outcome, since it has continuing revenues from operations and is considering capital raising actions.

As of December 31, 2014, our assets totalled $5,994,579 which consisted of cash balances, accounts receivable, pre - paid expenses, deposits, intangible assets and computer and office equipment. As of December 31, 2014, our total liabilities consisted of accounts payable and accrued liabilities of $935,688, obligations under capital lease of $649,776, promissory notes of $134,999, and non-related party convertible notes of $2,386,971 (net of discount). As of December 31, 2014, we had an accumulated deficit of $2,039,596 and a working capital deficit of $352,837.

As of December 31, 2014 the Company had promissory notes to non–related parties for a total amount of $134,999. $20,062 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $64,937 of the promissory notes accrues interest at an annual rate of 12%, and was due and paid in February, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity. $50,000 of the promissory notes is due on demand and does not accrue interest.

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

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 95,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements. On October 31, 2014 the Company sold, through private placement to accredited investor, an additional series C note in the principal amount of $50,000, and has issued 50,000 shares of common stock of the company accordingly.

In May 2014 the Company received proceeds of $50,000 through private placement from an accredited investor, and in June 2014 the Company assigned $25,000 of the SMI acquisition liability that was due as part of SMI acquisition (see Note 4) to loans payable. The loans were held with the Company until they were registered with Pennsylvania Securities Commission and were permitted to sell to the Pennsylvania residents investors Series C convertible note. On August 25, 2014 Series C Notes were issued to the investors and 75,000 shares of common stock of the Company were issued.

The royalty financing arrangement was entered into on October 31, 2014 with Grenville Strategic Royalty Corp.  The royalty was purchased for $2,000,000 in return for a series of payments based on a percentage of certain revenue items of the Company.  The Company and the royalty holder may agree to a subsequent increase in the amount of the royalty purchase by up to an additional $1,000,000.  The royalties are payable on a monthly basis, subject to an agreed upon minimum amount.  The royalty holder may advance additional sums in which case the royalty payment percentage and minimum amounts will be adjusted. The royalty payments will extend for a period of up to 10 years, which may be shortened if, depending on the amount of the royalty purchase, the Company has paid an agreed upon aggregate royalty amount.  The Company has certain rights to buy out the royalty payments, including in the event of a change of control of the Company, which are calculated based on a variable formula at a multiple of the purchase amount and other factors.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1	Report of Independent Registered Public Accounting Firm
F 3	Consolidated Balance Sheets as of December 31, 2014 and 2013
F-4	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
F-5	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from January 1, 2013 to December 31, 2014
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-7	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Medical Imaging Corp.

(formerly known as Diagnostic Imaging International Corp.)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Medical Imaging Corp. (formerly known as Diagnostic Imaging International Corp.) (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Imaging Corp. (formerly known as Diagnostic Imaging International Corp.) as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

March 25, 2014

Medical Imaging Corp.

(Formerly Diagnostic Imaging International Corp.)

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$188,206	$77,300
Accounts Receivable, net	851,884	295,614
Prepaid Expenses	24,165	5,364
Total Current Assets	1,064,255	378,278
Property and Equipment
Equipment	3,402,671	1,437,464
Less: Accumulated Depreciation	(463,977)	(237,763)
Total Property and Equipment, net	2,938,694	1,199,701
Intangibles
Total Intangible Assets, net	-	22,925

Goodwill	1,977,670	1,422,670
Other Assets
Deposits	12,463	12,855
Loan Receivable	1,497	2,046
Total Other Assets	13,960	14,901
TOTAL ASSETS	$5,994,579	$3,038,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$624,141	$250,099
Accrued Taxes Payable	311,547	358,052
Obligations Under Capital Lease, short term portion	189,923	102,210
Acquisition Liability	-	200,000
Promissory Notes, short term portion	134,999	27,543
Royalty Financing, short term portion	102,219	-
Convertible Notes, net short term portion	54,263	-
Total Current Liabilities	1,417,092	937,904
Long Term Liabilities
Obligations Under Capital Lease, long term portion	459,853	228,495
Promissory Notes, long term portion	-	17,472
Royalty Financing, long term portion	1,902,698	-
Convertible Notes, net long term portion	2,332,708	1,856,869
Total Long Term Liabilities	4,695,259	2,102,836
Total Liabilities	6,112,351	3,040,740
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 23,946,481 and 23,421,481 shares issued and outstanding at December 31, 2014 and 2013, respectively	23,947	23,422
Additional Paid-In Capital	1,876,484	1,837,079
Accumulated Other Comprehensive Gain	21,393	6,708
Accumulated Deficit	(2,039,596)	(1,869,474)
Total Stockholders' Deficit	(117,772)	(2,265)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,994,579	$3,038,475

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

(Formerly Diagnostic Imaging International Corp.)

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2014	2013
Revenue:
Sales	$5,445,206	$5,077,342
Less: Cost of sales	2,920,363	3,175,054
Gross Margin	2,524,843	1,902,288

Operating Expenses:
Advertising	58,727	46,103
Amortization	22,924	137,547
Depreciation	231,955	158,607
Bad Debt Expense (Recapture)	47,555	(92,085)
General and Administrative	335,474	236,569
Insurance	49,469	47,403
Labor	958,393	711,455
Legal and professional	248,350	166,914
Management fees	25,966	15,167
Rent Office Space and Servers	228,895	132,891
Travel	42,378	38,032
Total Operating Expenses	2,250,086	1,598,603
Income from Operations	274,757	303,685

Other Income and (Expenses):
Other Income	1,710	2,459
Debt Settlement Loss	3,745	3,893
Foreign Currency Gains (Losses)	880	4,665
Amortization of Debt Discount	(116,904)	(79,875)
Interest Expense	(339,695)	(300,873)
Total Other Income (Expenses)	(450,264)	(369,731)

Income (Loss) Before Provision for Income Taxes	(175,507)	(66,046)
Provision for Income (Taxes) Credit	5,385	-
Net Income (Loss)	(170,122)	(66,046)
Comprehensive Income (Loss)	14,685	3,775
Total Comprehensive Income (Loss)	$(155,437)	$(62,271)
Basic and Diluted Income (Loss) per Share	$(0.007)	$(0.003)
Weighted Average Shares Outstanding:
Basic and Diluted	23,749,180	23,350,793

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

(Formerly Diagnostic Imaging International Corp.)

Consolidated Statements of Changes in Stockholders’ Equity

From January 1, 2013 through December 31, 2014

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Amount	Shares	Capital	Loss	Deficit	Total
	$		$	$	$	$
Balance at January 1, 2013	$23,122	23,121,481	$1,818,779	$2,933	$(1,803,428)	$41,406
						-
Shares Issued for Convertible Notes	300	300,000	18,300			18,600
Comprehensive Income ( Loss)				3,775		3,775
Net Income (Loss)					(66,046)	(66,046)
Balance at December 31, 2013	$23,422	23,421,481	$1,837,079	$6,708	$(1,869,474)	$(2,265)

Shares Issued for Convertible Notes	520	520,000	39,260			39,780
Shares Issued for Services	5	5,000	145			150
Comprehensive Income ( Loss)				14,685		14,685
Net Income (Loss)					(170,122)	(170,122)
Balance at December 31, 2014	$23,947	23,946,481	$1,876,484	$21,393	$(2,039,596)	$(117,772)

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

(Formerly Diagnostic Imaging International Corp.)

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(170,122)	$(66,046)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	231,955	158,607
Accrued Interest converted to Note	-	244,363
Asset Write Off	928	-
Amortization of Debt Discount	89,881	79,875
Shares issued for services	150	-
Amortization of Intangible Assets	22,924	137,547
Foreign currency transaction Gain/ Loss	783	(4,147)
Changes in operating assets and liabilities:
Accounts Receivable	(556,270)	(35,312)
Deposits and prepaid expenses	(18,801)	(65)
Accounts Payable and accrued liabilities	327,537	(57,634)
Loans Receivable	549	1,078
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	(70,486)	458,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition liability	(110,063)	-
Investments in PIV	(959,286)	-
Investments in PIN	(533,571)	-
Investments in PIC	(307,143)	-
Equipment Purchase	(294,469)	(22,291)
NET CASH USED IN INVESTING ACTIVITIES	(2,204,532)	(22,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Royalty Financing	2,000,000	-
Proceeds from debt issuance	545,000	156,000
Principal payments on Related Party debt	-	(10,291)
Principal payments on debt	(60,034)	(391,565)
Principal Payments on Capital Lease Obligations	(113,727)	(224,295)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	2,371,239	(470,151)
Gain (Loss) due to foreign currency translation	14,685	3,775
NET CHANGE IN CASH AND CASH EQUIVALENTS	110,906	(30,401)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,300	107,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$188,206	$77,300

Cash paid during the year for:
Interest	$339,695	$56,510
Income Taxes	$71,460	$57,734
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$39,780	$18,600
Acquisition Liability Assigned to Loan Payable	$64,937	$-
Acquisition Liability Assigned to Promissory Note	$25,000	$-
Equipment purchase under Capital Lease	$432,798	$-
Accrued Interest converted to Note	$286,719	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

(Formerly Diagnostic Imaging International Corp.)

Notes to Consolidated Financial Statements (audited)

December 31, 2014

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Medical Imaging Corp., (“MIC” or the “Company”), formerly: Diagnostic Imaging International Corp. (“DIIC”) a Nevada Corporation was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”), CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”) an independent diagnostic imaging facility located in Pottsville, Pennsylvania. In 2014, the company purchased Partners Imaging Center of Venice, LLC (“PIV”) located in Venice, Florida; Partners Imaging Center of Naples, LLC (“PIN”) located in Naples, Florida; and Partners Imaging Center of Charlotte, LLC (“PIC”) located in Port Charlotte, Florida.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Medical Imaging, Corp., and our wholly-owned subsidiaries, CTS, SMI, PIV, PIN, and PIC Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’, SMI’s, PIV’s, PIN’s, and PIC’s accumulated earnings prior to their acquisitions (March 2, 2009, December 10, 2012, and November 1, 2014, respectively) are not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2014 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2014, and 2013, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of December 31, 2014 and 2013, the allowance for bad debts was $64,673 and $17,294, respectively.

Bad debt recapture for the year ended December 31, 2014 was $47,555 and Bad Debt recapture for the year ended December 31, 2013 was $92,085.

As of December 31, 2014 three customers of CTS totalled approximately 16% of the total accounts receivable. As of December 31, 2013, three customers totalled approximately 83% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of December 31, 2014, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. $132,143, $158,571, and $264,286 as a result of the acquisitions of PIC, PIN, PIV, respectively, that occurred on October 31, 2014. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

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

The Company also attributed value to the non-compete agreement obtained as part of the acquisition agreement with CTS’ former director. As of December 31, 2014.The value attributed to this agreement has been fully amortized.

SMI has a non-compete agreement with previous owners of SMI. The value attributed to this agreement has been fully amortized

Amortization of Intangible Assets

The intangible assets have been fully amortized as at December 31, 2014.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the year ended December 31, 2014, CTS held seven contracts; one contract that is renewable on a year-to-year basis, three contracts that are renewable in 2014 ,2015, and 2016, and its largest contract, which renewed automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

For SMI, PIV, PIN, and PIC revenue is recorded at the time of service.

Cost of Sales

Cost of sales includes fees paid to radiologists for reading services, transcription fees, equipment repairs, system license and usage costs.

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

3 year

Referring physician base

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

The Company did not recognize stock-based compensation expenses from stock granted to non-employees for the years ended December 31, 2014 and 2013.

The Company recognized stock-based compensation expenses of $150, and $0 from stock granted to employees for the years ended December 31, 2014, and 2013, respectively.

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

The Company recognized a foreign currency gain on transactions from operations of $880 and $4,665 for the years ended December 31, 2014 and 2013, respectively.

The Company recognized other comprehensive gain of $14,685 and $3,775 for the years ended December 31, 2014 and 2013, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of December 31, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(155,437)	$(62,271)
Total	$(155,437)	$(62,271)

Total Comprehensive Income (Loss)	$(155,437)	$(62,271)

Denominator:
Weighted average number of shares outstanding – basic and diluted	23,749,180	23,350,793

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.007)	$(0.003)
Net Income (Loss)	$(0.007)	$(0.003)

Diluted
Total Comprehensive Income (Loss)	$(0.007)	$(0.003)
Total Comprehensive Income (Loss)	$(0.007)	$(0.003)

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

Note 2. Property and Equipment

For the year ended December 31, 2014, the Company has completed the purchase of a CT and an X-ray machine for its SMI location.  SMI has purchased a 16 Slice Toshiba Aquillion CT for $198,000 and a Viztek Digital Direct Radiography Straight Arm x-ray System for $78,250. In addition SMI has completed building CT and x-ray rooms to house the additional machines; the additions in leasehold improvements were for a total of $96,470.  SMI has acquired a new PACS/RIS system for $162,333.

As part of the November 1, 2014 acquisitions of PIV, PIN, and PIC clinics the company has acquired Medical equipment of $1,245,000.

For the year ended December 31, 2014 the company has acquired additional computer equipment of $25,108 for its PIV, PIN, PIN location, as well as a new PACS/RIS system for $167,107.

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At December 31, 2014 and December 31, 2013, the major class of property and equipment were as follows:

	December 31, 2014	December 31, 2013	Estimated useful lives
Computer/Office Equipment	$435,867	$88,378	3-7 years
Medical Equipment	2,123,023	601,774	3-7 years
Leasehold Improvements	843,781	747,312	39 years
Less: Accumulated Depreciation	(463,977)	(237,763)
Net Book Value	$2,938,694	$1,199,701

Depreciation expense was $231,955 and $158,607 for the year ended December 31, 2014 and December 31, 2013, respectively.

Note 3. Business Combination

On October 31, 2014, the Company acquired 100% of the shares of three separate entities, Partners Imaging Center of Venice, LLC, Partners Imaging Center of Naples, LLC, and Partners Imaging Center of Charlotte, LLC. for an aggregate cash consideration described in detail below.  Each company was purchased for its medical equipment, general office fixtures, Medicare number and facility lease.  There were no prior earnings, accounts receivable, accounts payable, or other assets or liabilities acquired in any of the acquisitions. Medical imaging services began to be offered on November 1, 2014 by PIV, PIN, and PIC.

The Company paid an aggregate purchase price of $1,800,000 as follows (at fair value):

	Total	PIV	PIN	PIC
Cash	$1,800,000	959,286	533,571	307,143
Total consideration paid	$1,800,000	959,286	533,571	307,143

The following assets and liabilities were recognized (at fair value):

	Total	PIV	PIN	PIC
Fixed Assets	$1,245,000	695,000	375,000	175,000
Goodwill	555,000	264,286	158,571	132,143
Net assets purchased	$1,800,000	959,286	533,571	307,143

The Company has evaluated the transactions and believes that the historical cost of the tangible and intangible assets acquired approximated the fair market value given the current nature of the assets acquired.  As part of the acquisitions the company has acquired aggregate Goodwill of $555,000. The company expects to amortize the full amounts of goodwill for tax purposes. The company will perform annual testing of goodwill for impairment.

The amounts of revenue and gross earnings included in the consolidated income statement for the years ended December 31, 2014 and 2013 are as follow:

Year Ended December 31, 2014*	Total	PIV	PIN	PIC
Revenue	$518,449	239,037	128,015	151,397
Gross Earnings	$387,064	174,311	96,679	116,074

Year Ended December 31, 2013	Total	PIV	PIN	PIC
Revenue	$-	-	-	-
Gross Earnings	$-	-	-	-

*For the year ended December 31, 2014, amounts included for PIV, PIN, and PIC’s revenue and gross earnings, represent two months of operations post October 31, 2014 acquisitions date.

Due to lack of sufficient data from the sellers in the transactions discussed above because they operated the facilities acquired on an integrated basis with the rest of their businesses, we are not providing GAAP pro forma financial disclosure for the above transactions.

Costs related to the acquisitions, which include legal fees, in the aggregate amount of about $29,500 have been charged directly to operations and are included in legal and professional expenses in the 2014 consolidated income statement.

Note 4. Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2014 was:

Balance as of January 1, 2013	$1,422,670
Changes in goodwill during the year	-
Balance as of December 31, 2013	1,422,670
Acquisitions of Goodwill during the year	555,000
Balance as of December 31, 2014	$1,977,670

Note 5. Lease Commitments

CTS has a lease commitment for its office space of approximately $2,450 minimum rental, and approximately $3,550 in utilities, realty taxes, and operating costs, for a total of approximately $6,000 per month. The Lease renewed in April 2013 for a period of five years and will expire in March 2018. On renewal, CTS was given a rental credit of approximately $28,000. This lease was accounted for as an operating lease.

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

SMI has a lease for office space in Dallas, Texas of approximately $880 per month plus approximately $660 in utilities, realty taxes, and operating costs. The lease will expire in August 31, 2015.

PIV has a lease for office space in Venice, Florida. The lease will expire October 1, 2016. Monthly rental amounts charged in 2014 were $14,990 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts charged in 2014 were $15,793 per month. The lease was amended in January 2015 and the rental amount was reduced to $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2016. Monthly rental amounts charged in 2014 were $5,512 per month.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2015	$529,872	$31,104	$560,976
2016	412,154	31,104	443,258
2017	186,516	19,104	205,620
	$1,128,542	$81,312	$1,209,854

Note 6. Accounts Payable and Accrued Liabilities

As of December 31, 2014 and 2013, the trade payables and accrued liabilities of the Company were $935,688 and $608,151, respectively.

Of the total amount as of December 31, 2014, $624,141 was related to ongoing operations representing a balance owing to trade payables. $73,461 was related to accrued payroll and withholdings liabilities, and $238,086 was related to Federal and State income tax owing.

Of the total amount as of December 31, 2013, $250,100 was related to ongoing operations representing a balance owing to trade payables. $38,243 was related to accrued payroll and withholdings liabilities, and $275,584 was related to Federal and State income tax owing.

Note 7. Obligations Under Capital Lease

SMI MRI Machines Capital Lease:

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

The gross amount of the equipment held under capital leases totals $555,000 ($323,833 net book value after accumulated amortization of $231,167) at December 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $111,000, and $111,000 for the years ended December 31, 2014, and 2013, respectively.

SMI X-ray Machine Capital Lease:

On July 03, 2014 Company has entered into a capital lease agreement to lease the x-ray machine that was delivered and installed in July 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $1,495, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $78,250.

The gross amount of the x-ray machine held under the capital lease is $78,250 ($70,425 net book value after accumulated amortization of $7,825) at December 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $7,825, and $0 for the years ended December 31, 2014, and 2013, respectively.

SMI PACS/RIS System Capital Lease:

On August 19, 2014 Company has entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $3,115, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $162,333

The gross amount of the PACS/RIS system held under the capital lease is $162,333 ($156,922 net book value after accumulated amortization of $5,411) at December 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $5,411, and $0 for the years ended December 31, 2014, and 2013, respectively.

PV, PN, PC PACS/RIS Capital Lease:

On November 26, 2014 Company has entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, PIV, is to make monthly payments of $3,094, plus applicable sales tax, over a period of 60 months. At the end of the lease, PIV will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $167,107.

The gross amount of the PACS/RIS system held under the capital lease is $167,107 ($165,714 net book value after accumulated amortization of $1,393) at December 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $1,393, and $0 for the years ended December 31, 2014, and 2013, respectively.

PV, PN, PC Computers Capital Lease:

On December 10, 2014 Company has entered into a capital lease agreement to lease computers that were delivered and installed in December 2014. Under the terms of the lease, the Company is to make monthly payments of $813.16, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $25,108.

The gross amount of the computers held under the capital lease is $25,108 ($24,759 net book value after accumulated amortization of $349) at December 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $349, and $0 for the years ended December 31, 2014, and 2013, respectively.

Minimum future lease payments under the capital leases as of December 31, 2014 are as follow:

Minimum Lease Payments	Total	SMI MRI	SMI PACS/RIS Lease	SMI Xray Lease	PV,PN, PC PACS/RIS Lease	PV,PN,PC Computers Lease
2015	$219,443	121,140	37,380	17,944	34,034	8,945
2016	234,362	132,152	37,380	17,944	37,128	9,758
2017	101,397	-	37,380	17,944	37,128	8,945
2018	92,452	-	37,380	17,944	37,128	-
2019	83,356	-	34,265	11,963	37,128	-
2020	3,094	-	-	-	3,094	-

Total minimum lease payments	734,104	253,292	183,785	83,740	185,640	27,647
Less amount representing interest	84,327	26,876	23,798	11,384	18,533	3,737

Present value of minimum lease payments	649,777	226,416	159,987	72,356	167,107	23,911
Less current portion of minimum lease payments	189,923	111,410	29,026	13,765	28,062	7,660

Long-term capital lease obligations	$459,854	115,005	130,962	58,591	139,045	16,251

Note 8. Promissory Notes

During the year ended December 31, 2013, $6,616 in accrued interest was recorded on the notes, and $87,225 was paid towards the balance of the notes.$18,736 of the notes assumed on SMI acquisition represented by a promissory note accruing interest at an annual rate of 10.5% and paid out monthly. $45,792 of the notes assumed on SMI acquisition represented by a promissory note accruing interest at an annual rate of 6% and paid out monthly.

In June 2014 $64,937 of the SMI acquisition liability that was due as part of SMI acquisition (see Note 4) was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity. The note has been fully paid in February 2015.

In December 2014, the company issued a short term loan payable to a non related party for $50,000 in proceeds. The note is due on demand and does not accrue interest.

During the year ended December 31, 2014, $6,069 in accrued interest was recorded on the notes, and $31,024 was paid towards the balance of the notes.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2013	$119,624

Added: Proceeds through December 31, 2013	6,000
Added: Accrued Interest through December 31, 2013	6,616
Less: Payments through December 31, 2013	(87,225)

Promissory notes at December 31, 2013	$45,015

Added: Note assigned through December 31, 2014	64,937
Added: Accrued Interest through December 31, 2014	6,069
Added: Proceeds through December 31, 2014	50,000
Less: Payments through December 31, 2014	(31,022)

Promissory notes at December 31, 2014	$134,999
Less: Short term portion	134,999
Long term portion December 31, 2014	$-

Note 9. Convertible Notes

Series B:

On December 3, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000. On March 27, 2013 the Company sold an additional $150,000 of Series B Notes.

Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each holder of Series B Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. $1,865,000 of Series B Notes issued on December 3, 2012 mature on December 31, 2015; and $150,000 of Series B Notes issued March 27, 2013 mature on March 31, 2016.

For the year ended December 31, 2014, $241,800 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the year ended December 31, 2014 was $81,425.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Year	Year	Year	December 31,	Maturity
Date	2013	2013	Ended	Ended	Ended	2014	Date
	Balance	Unamortized	December 31,	December 31,	December 31,	Balance, net
		Discount	2014	2014	2014
		Beginning	Accrued	(Payments)	Amortization
		Balance	Interest		of Debt
					Discount
03-Dec-12	$25,000	$(719)	$3,000	$(3,000)	$375	$24,656	31-Dec-15
03-Dec-12	125,000	(10,569)	15,000	(15,000)	4,975	119,406	31-Dec-15
03-Dec-12	50,000	(2,156)	6,000	(6,000)	1,125	48,969	31-Dec-15
03-Dec-12	25,000	(719)	3,000	(3,000)	375	24,656	31-Dec-15
03-Dec-12	25,000	(719)	3,000	(3,000)	375	24,656	31-Dec-15
03-Dec-12	25,000	(719)	3,000	(3,000)	375	24,656	31-Dec-15
03-Dec-12	1,500,000	(129,375)	180,000	(180,000)	67,500	1,438,125	31-Dec-15
03-Dec-12	50,000	(2,156)	6,000	(6,000)	1,125	48,969	31-Dec-15
03-Dec-12	15,000	(431)	1,800	(1,800)	225	14,794	31-Dec-15
03-Dec-12	100,000	(7,081)	12,000	(12,000)	3,425	96,344	31-Dec-15
27-Mar-13	25,000	(1,162)	3,000	(3,000)	517	24,355	31-Mar-16
27-Mar-13	25,000	(1,162)	3,000	(3,000)	517	24,355	31-Mar-16
27-Mar-13	25,000	(1,162)	3,000	(3,000)	517	24,355	31-Mar-16
Total	$2,015,000	$(158,130)	$241,800	$(241,800)	$81,426	$1,938,296

Summary of Series B Notes is as follows:

	December 31, 2014	December 31, 2013
Convertible notes Beginning Balance	$2,015,000	$2,015,000
Less: unamortized debt discount	(76,706)	(158,131)
Convertible notes principal, net	1,938,294	1,856,869

Less: Payments in Period	(241,800)	(235,300)
Added: Accrued interest	241,800	235,300
Total Convertible notes, net	$1,938,294	$1,856,869
Less: Short term portion, net	-	-
Long term portion, net	$1,938,294	$1,856,869

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$1,865,000	$241,800	$75,155
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
2019	-	-	-
Total	$2,015,000	$246,300	$76,705

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

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $11,655. Amortization of the discount for the year ended December 3, 2014, was $2,081.

For the year ended December 31, 2014, $12,168 in accrued interest was recorded on the notes and paid.

Issuance	December 31,	Year	December 31,	Year	Year	Year	December 31,	Maturity
Date	2013	Ended	2014	Ended	Ended	Ended	2014	Date
	Balance	December 31,	Unamortized	December 31,	December 31,	December 31,	Balance, net
		2014	Discount	2014	2014	2014
		Proceeds	Beginning	Accrued	(Payments)	Amortization
			Balance	Interest		of Debt
						Discount
22-May-14	$-	$50,000	$(3,000)	$3,641	$(3,641)	$583	$47,583	31-May-17
22-May-14	-	22,500	(1,350)	1,638	(1,638)	263	21,413	31-May-17
22-May-14	-	22,500	(1,350)	1,638	(1,638)	263	21,413	31-May-17
25-Aug-14	-	50,000	(3,970)	2,500	(2,500)	551	46,581	31-October-17
25-Aug-14	-	25,000	(1,985)	1,250	(1,250)	276	23,291	31-October-17
31-Oct-14		50,000	(2,625)	1,500	(1,500)	146	47,521	31-October-17
Total	$-	$220,000	$(14,280)	$12,167	$(12,167)	$2,082	$207,802

Summary of Series C Notes is as follows:

	December 31, 2014	December 31, 2013
Convertible notes Beginning Balance	$220,000	$-
Less: unamortized debt discount	(12,198)	-
Convertible notes principal, net	207,802	-

Less: Payments in Period	(12,167)	-
Added: Accrued interest	12,167	-
Total Convertible notes, net	$207,802	$-
Less: Short term portion, net	-	-
Long term portion, net	$207,802	$-

Following are maturities of the long –term debt in Series C Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$-	$22,000	$4,760
2016	-	22,000	4,760
2017	220,000	10,250	2,678
2018	-	-	-
2019	-	-	-
Total	$220,000	$54,250	$12,198

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

For the year ended December 31, 2014, $26,504 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the year ended December 31, 2014 was $6,375.

Summary of the note is as follows:

	December 31, 2014	December 31, 2013
Convertible note Beginning Balance	$300,000	$-
Less: unamortized debt discount	(19,125)	-
Convertible notes principal, net	280,875	-

Less: Payments in Period	(66,504)	-
Added: Accrued interest	26,504	-
Total Convertible note, net	$240,875	$-
Less: short term portion, net	54,263	-
Long term portion, net	$186,612	$-

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$60,000	$27,884	$8,500
2016	60,000	20,748	8,500
2017	140,000	2,625	2,125
2018	-	-	-
2019	-	-	-
Total	$260,000	$51,257	$19,125

Note 10. Royalty Financing

On October 31, 2014 the company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to the seller based on a percentage of the total of certain revenue items, and subject to a minimum payment amount. For the year ended December 31, 2014 the company paid a total of $104,819 in royalty payments, and has accrued a total of $58,374 in interest expense. The amount financed is recorded net of discount to be amortized of the term. As of December 31, 2014 the company has recorded discount amortization expense of $78,614.

Note 11. Income Taxes

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

For the year ended December 31, 2013, the Company had a cumulative net operating loss carryover of approximately $1,689,603 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2014:

	2014	2013
Deferred tax asset	$563,981	$513,841
Less valuation allowance	(563,981)	(513,841)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2014 follows:

	2014	2013
Expected Provision (based on statutory rate)	$(52,849)	$(21,172)
Increase to deferred tax valuation allowance for net operating loss carry forward	52,849	21,172
Net provision	$-	$-

The Company has filed its tax returns through December 31, 2013, and filed for a six months extension on its December 31, 2014 tax return filing.

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

As of December 31, 2014 CTS has incurred $109,004 in federal and provincial income taxes payable to Canada Revenue Agency, and recorded provision for income taxes, accordingly. The company has carried back loss incurred in 2013 and has received a credit of $5,385 in 2014. The company has been making progress payments towards the balance owing. As of December 31, 2014 total payments made were $34,480.

Note 12. Major Customers

In 2014 and 2013, revenue was derived primarily from medical imaging and radiology services.

Major customers representing more than 10% of total revenue for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$640,877	12%	$1,129,902	35%
Contract E	933,929	17%	1,035,393	32%
Contract F	$575,642	11%	$575,400	18%

Closing balances of accounts receivable for our major customers were as follows:

	Balance at		Balance at
	December 31, 2014		December 31, 2013
	Accounts Receivable	Accounts Receivable	Accounts Receivable	Accounts Receivable
Customers	Closing Balance	Percentage	Closing Balance	Percentage
Contract E	$58,081	7%	$95,552	40%
Contract F	46,067	5%	46,796	20%
Contract H	$30,220	4%	$54,757	23%

Note 13. Major Vendors and service agreements

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the years ended December 31, 2014 and 2013 were $56,096 and $61,972, respectively.

The company has a business consulting agreement with Jabi Inc. As part of the agreement the company is required to pay a fee of $5,200 per month plus expenses. The contract is subject for renewal January 1, 2015; see Note 16 for new terms. The agreement is renewable on a yearly basis.

The company has two professional services agreements with Partners Imaging Holdings LLC (“PIH”).

In the billing and collection agreement PIH is to provide billing and collection services on behalf of PIV, PIN, and PIC. PIH will process billing information generated by the subsidiaries and will invoice payors accordingly. PIH is to collect revenues generated by the subsidiaries and remit accordingly. The company shall pay PIH for the professional services performed relating to billing and collection at a rate of (five) 5% of reveues collected on behalf of the company. The agreement is due to terminate on October 1, 2015.

In the reading agreement PIH is to provide the professional services through the designated licensed Physicians and its affiliates of PIH. Readings are to be provided via tele-radiology and not required to be on-site. Reading fees vary by the type of modality read on flat per read basis. The agreement shall be for one (1) year, commencing October 31, 2014.

Note 14. Common Stock Transactions

For the year ended December 31, 2014, 5,000 shares were issued for services valued at $150 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 2014, 300,000 shares were issued as part of individually issued convertible note agreements. The shares were valued at $25,500 based upon the closing price of our common stock at the grant date.

For the year ended December 31, 2014, 220,000 shares were issued as part of series C convertible note agreements. The shares were valued at $14,280 based upon the closing price of our common stock at the grant date.

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

Note 15. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net losses of $155,437 for the year ended December 31, 2014 as well as a working capital deficit of $352,837. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 16. Subsequent Events

On January 1, 2015 the company renewed its business consulting agreement with Jabi Inc. and has agreed to a new consulting fee of $10,000 monthly. Upon renewal the consultant was paid four million two hundred thousand (4,200,000) option to purchase common stock of the company at an exercise price of $0.15 per share with an expiry date of December 31, 2019. The options were issued on January 27, 2015. The closing price of the Company common stock, as reported by the OTC Markets, on the date of the grant was $0.05.

On January 27, 2015 200,000 shares of common stock were issued to an employee for services.

On January 27, 2015 the Company issued 4.2 million immediately exercisable options to purchase shares of common stock of the Company to Jabi Inc. with an expiry date of 5 years and an exercise price of $0.15 per share.

On January 27, 2015 the Company issued 4.2 million immediately exercisable options to purchase shares of common stock of the Company to Mitchell Geisler, the Company’s Chief Executive Officer, with an expiry date of 5 years and an exercise price of $0.15 per share.

On January 27, 2015 the Company issued 1.6 million immediately exercisable options to purchase shares of common stock of the Company to Richard Jagodnik, the Company’s Chief Financial Officer, with an expiry date of 5 years and an exercise price of $0.15 per share.

On February 17, 2015, the company issued $20,000 in Series C Notes to a non-affiliate. The Company evaluated subsequent events through the date the consolidated financial statements were issued. In addition, the purchaser of the note received 20,000 bonus shares as part of the note agreement.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 29, 2014, Silberstein Ungar, PLLC (the “Former Accountant”) notified the Company that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 29, 2014, the Former Accountant resigned as the Company’s independent registered public accounting firm and the Company engaged KLJ & Associates, LLP (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

The Former Accountant’s audit reports on the financial statements of the Company for the fiscal years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2012 and December 31, 2013 contained a going concern qualification. During the fiscal years ended December 31, 2013 and 2012, and through the interim period ended June 30, 2014, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the fiscal years ended December 31, 2013 and 2012, and through the interim period ended July 31, 2014, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2014, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

(i) inadequate segregation of duties and effective risk assessment; and

(ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

These material weaknesses have not been remediated as of the date of this Current Report on Form 10-K.

Other than as disclosed above, there were no reportable events during the fiscal years ended December 31, 2013 and 2012, and through the interim period ended June 30, 2014.  The Company’s Board of Directors discussed the subject matter of each reportable event with the Former Accountant. The Company authorized the Former Accountant to respond fully and without limitation to all requests of the New Accountant concerning all matters related to the audited period by the Former Accountant, including with respect to the subject matter of each reportable event.

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2014.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of Medical Imaging International Corp. and their age and positions. Our directors are elected at the annual meeting of shareholders, or may be appointed by the board of directors to fill an existing vacancy, and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the board of directors and serve at the pleasure of the board. We have not entered into any employment agreements with our executive officers.

NAME	AGE	POSITIONS
Mitchell Geisler	44	Chief Executive Officer, President and Chairman
Richard Jagodnik	46	Chief Financial Officer and Director

Mitchell Geisler – Chairman, President and Chief Executive Officer

A seasoned entrepreneur in the health, mining, hospitality and technology arenas, Mitch has served as the Chief Executive Officer, President and Chairman of the Board since January 2010.  In addition, he has also served as President of both of the Company’s subsidiaries, Custom Teleradiology Services (CTS) and Schuylkill Medical Imaging (SMI), since January 2010 and December 2012, respectively and PIV, PIN, PIC since November 2014.  Mr. Geisler was  the Chief Operating Officer and a director of Pacific Gold Corp. from  2004-2014 and President and a director of Pacific Gold Corp’s operating subsidiaries from  2003-2014, including Oregon Gold Inc. from 2003 to 2009. Mr. Geisler was also President and Director of Pacific Metals Corp. from 2006 to 2013. We believe Mr. Geisler’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

Mitch is a graduate of York University where he earned a Bachelor of Art degree in History. He also studied at Tel Aviv University.

Richard Jagodnik, CPA, CA – Chief Financial Officer and Director

Richard has served as the Company’s Chief Financial Officer since January 2010 and as a Director since July 2005. Prior to that, he served as Medical Imaging’s Chief Executive Officer, President and Chairman of the Board. Richard is responsible for all aspects of Medical Imaging‘s SEC reporting, strategic planning, budgeting, project development, contract management and organizational planning.  From 1997 through 2005, he served as Vice President of Finance for Interesting Displays and Ideas, a Montreal-based manufacturing organization.  Richard began his career working at Friedman and Friedman, Chartered Accountants.

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

There are no family relationships between the directors or officers of MIC.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2014, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2014, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2014 were complied with.

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

BOARD MEETINGS AND ANNUAL MEETING ATTENDANCE

During 2014, the Board of Directors held 9 meetings. Each meeting was attended by all of the members of the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2014 and 2013.

Name	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2014	70,621(1)	23,500(1)(2)	-0-	-0-	-0-	94,121
	2013	75,715(1)	4,854(1)(2)	-0-	-0-	-0-	80,569
Richard Jagodnik, Chief Financial Officer and Director	2014	18,470(1)	7,000	-0-	-0-	-0-	25,470
	2013	15,143(1)	-0-	-0-	-0-	-0-	15,143

(1) Represents cash compensation for management fees payable in Canadian dollar, and has been translated to U.S dollars at the average rate of exchange for the year indicated.

(2) Represents Performance Bonus for services as CEO of MIC, President CTS and SMI; and CEO of PIV, PIN, PIC.

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

Employment Agreements, with our Executive Officers

On January 1, 2015 the company entered into an employment agreement with the company’s CEO, Mr. Mitchell Geisler. The agreement set forth the responsibilities of the role of the CEO, agreed compensatory plan, and termination arrangements resulting from resignation, retirement or any other termination event.  Mr. Geisler will be paid an annual salary of $168,000, on a bi-monthly basis, subject to deduction for required withholdings. Upon termination Mr. Geisler will be entitled to receive from the company an amount equal to his then current annual salary divided by two (2).  Mr. Geisler will be entitled to a discretionary bonus, which will be determined by the board of directors and may be paid in cash or in shares of common stock of the Company.  Mr. Geisler will be entitled to four weeks of vacation, and will be eligible to participate in any other benefits that the company makes available to its employees and senior executive staff.  Additionally, as part of the employment agreement, Mr. Geisler was granted to a one time grant of four million two hundred thousand (4,200,000) options of common stock of the employer, which vested immediately, and have exercise price of $0.15 per share and an expiry date of December 31, 2019.

We currently do not have an employment agreement with the company’s CFO, Mr. Richard Jagodnik, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. Our CFO is compensated on a monthly basis for services performed for the company and its subsidiary.

Grants of Plan Based Awards

The Company did not award any stock options to any of its executive officers during 2014 or 2013. Our executive officers did not exercise any options during 2014.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2014:

Outstanding Equity Awards at December 31, 2014

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 27, 2015, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler(3)	8,486,500	29.92%
Richard Jagodnik(4)	3,675,000	14.26%
Robert Landau(5)	8,560,258	30.18%
Hsu Gamma Investment, LP(4)	4,500,000	18.62%
All directors and executive officers as a group (two persons)(2)(3)(4)	12,161,500	40.58%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)  There are 24,166,481 shares of common stock issued and outstanding as at March 27, 2015. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3) Includes 4,200,000 options on common stock held by Mr. Geisler.

(4) Includes 1,600,000 options on common stock held by Mr. Jagodnik

(5) Includes 5,786,710 shares and options held by Jabi Inc., a company that Robert Landau controls.

(4) Excludes the option to convert 1,500,000 of debt into 15,000,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

N/A

Director Independence

MIC does not have any directors that would be deemed “independent” directors. The board of directors has not established any separate audit, compensation or nomination committees, and carries out the functions of such committees itself, to the extent required.   As a smaller reporting company that is not listed on any exchange, we are not required to have any such committees or any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit and quarterly fees billed by our independent registered public accounting firms for fiscal years 2014 and 2013 were $30,000 and $34,600, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2014 or 2013.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. Tax fees billed for fiscal year 2014 and 2013 were $1,500 each.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2014 or 2013.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Amendment to Articles of Incorporation or Bylaws [2]
3.3	Certificate of amendment * (for increase of shares from 100,000,000 to 500,000,000)
10.1	CTS Acquisition Agreement[3]
10.2	Royalty Agreement dated October 31, 2014, (subject to confidentiality request)*
10.3	SMI Acquisition Agreement[5]
10.4	Form of Series B Notes[6]
10.5	SPA of Series B Notes[7]
10.6	Form of Series C Notes[8]
10.7	SPA of Series C Notes[9]
10.8	Employment agreement for Mitchell Geisler, CEO*
10.9	Partners Imaging Holdings LLC acquisitions agreement*
10.10	Partners Imaging Holdings LLC billings agreement*
10.11	Partners Imaging Holdings LLC billings agreement amended*
10.12	Partners Imaging Holdings LLC readings agreement*
21.1	Subsidiaries of the Registrant*
23.2	Consent of Silberstein Ungar, PLLC *
23.3	Consent of KLJ and Associates LLP *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________________________________________________

1. Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed with the SEC on

August 9, 2006.

2. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2014.

3. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

3. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2010.

5. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2012.

6. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

7. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

8. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

9. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	April 2, 2015

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2015
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2015
Richard Jagodnik	and Director