Form 10-K/A
period 2015-03-31
MEDICAL IMAGING CORP.
filed 2015-05-26
CIK 1370804

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

Explanatory Paragraph:

On April 3, 2015, Medical Imaging Corp. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”). Attached as Exhibit 10.2 to the Form 10-K was a Royalty Agreement, dated October 31, 2014. The Royalty Agreement was filed pursuant to a confidential treatment request (the “CTR”). Among the items subject to the CTR was the percentage of the Gross Sales Royalty (as such term is defined in Section 2.2 of the Royalty Agreement) used in calculating the monthly royalty payment. The copy of the Royalty Agreement as filed with the SEC inadvertently disclosed the Gross Sales Royalty percentage to be 1%. That number is not correct. The actual percentage is not 1%, but another number other than 1%. The purpose of this Amendment to re-file the Royalty Agreement with the Gross Sales Royalty percentage redacted.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Amendment to Articles of Incorporation or Bylaws [2]
3.3	Certificate of amendment[10] (for increase of shares from 100,000,000 to 500,000,000)
10.1	CTS Acquisition Agreement[3]
10.2	Royalty Agreement dated October 31, 2014, (subject to confidentiality request)*
10.3	SMI Acquisition Agreement[5]
10.4	Form of Series B Notes[6]
10.5	SPA of Series B Notes[7]
10.6	Form of Series C Notes[8]
10.7	SPA of Series C Notes[9]
10.8	Employment agreement for Mitchell Geisler, CEO[10]
10.9	Partners Imaging Holdings LLC acquisitions agreement[10]
10.10	Partners Imaging Holdings LLC billings agreement[10]
10.11	Partners Imaging Holdings LLC billings agreement amended[10]
10.12	Partners Imaging Holdings LLC readings agreement[10]
21.1	Subsidiaries of the Registrant[10]
23.2	Consent of Silberstein Ungar, PLLC[10]
23.3	Consent of KLJ and Associates LLP[10]
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*

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

6. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

7. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

8. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

9. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

10. Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 3, 2015.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 26, 2015

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	May 26, 2015
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2015
Richard Jagodnik	and Director

4