Form 10-Q
period 2015-03-31
MEDICAL IMAGING CORP.
filed 2015-06-17
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of June 11, 2015 the Company had outstanding 24,166,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$57,518	$188,206
Accounts Receivable, net	1,012,587	851,884
Prepaid Expenses	23,364	24,165
Total Current Assets	1,093,469	1,064,255
Property and Equipment
Equipment	3,429,457	3,402,671
Less: Accumulated Depreciation	(594,103)	(463,977)
Total Property and Equipment, net	2,835,354	2,938,694

Goodwill	1,977,670	1,977,670
Other Assets
Deposits	12,091	12,463
Loan Receivable	-	1,497
Total Other Assets	12,091	13,960
TOTAL ASSETS	$5,918,584	$5,994,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$642,625	$624,141
Accrued Taxes Payable	336,160	311,547
Obligations Under Capital Lease, short term portion	207,774	189,923
Promissory Notes, short term portion	228,050	134,999
Royalty Financing, short term portion	103,234	102,219
Convertible Notes, net short term portion	2,014,487	54,263
Total Current Liabilities	3,532,330	1,417,092
Long Term Liabilities
Obligations Under Capital Lease, long term portion	428,790	459,853
Royalty Financing, long term portion	1,947,907	1,902,698
Convertible Notes, net long term portion	399,944	2,332,708
Total Long Term Liabilities	2,776,641	4,695,259
Total Liabilities	6,308,971	6,112,351
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 24,166,481 and 23,946,481 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24,167	23,947
Additional Paid-In Capital	1,970,223	1,876,484
Accumulated Other Comprehensive Gain	40,790	21,393
Accumulated Deficit	(2,425,567)	(2,039,596)
Total Stockholders' Deficit	(390,387)	(117,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,918,584	$5,994,579

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31	March 31
	2015	2014
Revenue:
Sales	$1,820,517	$1,195,937
Less: Cost of sales	951,466	705,495
Gross Margin	869,051	490,442

Operating Expenses:
Advertising	9,516	16,523
Amortization	-	22,925
Depreciation	135,724	39,820
Bad Debt Expense (Recapture)	-	7,522
General and Administrative	188,802	54,523
Insurance	24,950	11,746
Labor	331,771	190,480
Legal and professional	142,895	41,226
Management fees	418,313	4,422
Rent Office Space and Servers	132,693	39,136
Travel	8,515	14,388
Total Operating Expenses	993,179	442,711
Income (Loss) from Operations	(124,128)	47,731

Other Income and (Expenses):
Other Income	6,024	160
Foreign Currency Gains (Losses)	2,236	415
Amortization of Debt Discount	(112,291)	(20,356)
Interest Expense	(157,812)	(68,225)
Total Other Income (Expenses)	(261,843)	(88,006)

Income (Loss) Before Provision for Income (Taxes) Credit	(385,971)	(40,275)
Provision for Income (Taxes) Credit	-	-
Net Income (Loss)	(385,971)	(40,275)
Other Comprehensive Income	19,397	1,065
Total Comprehensive Income (Loss)	$(366,574)	$(39,210)
Basic and Diluted Income (Loss) per Share	$(0.015)	$(0.002)
Weighted Average Shares Outstanding:
Basic and Diluted	24,098,259	23,350,793

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended
	March 31	March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(385,971)	$(40,275)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	135,724	39,820
Asset Write Off	-	974
Accrued Interest Converted into note	-	61,832
Amortization of Debt Discount	112,291	20,356
Stock-based compensation	92,919	150
Amortization of Intangible Assets	-	22,925
Foreign currency transaction Gain/ Loss	519	229
Changes in operating assets and liabilities:
Accounts Receivable	(160,703)	107
Deposits and prepaid expenses	801	(3,042)
Accounts Payable and accrued liabilities	114,653	(68,239)
Loans Receivable	1,497	280
NET CASH AND CASH EQUIVALENTS PROVIDED (USED) BY OPERATING ACTIVITIES	(88,270)	35,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	(12,488)	-
NET CASH USED IN INVESTING ACTIVITIES	(12,488)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	374,000	300,000
Principal payments on debt	(390,072)	(73,560)
Principal Payments on Capital Lease Obligations	(33,255)	(16,300)
NET CASH AND CASH EQUIVALENTS PROVIDED (USED) BY IN FINANCING ACTIVITIES	(49,327)	210,140
Gain (Loss) due to foreign currency translation	19,397	1,065
NET CHANGE IN CASH AND CASH EQUIVALENTS	(130,688)	246,322
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,206	77,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,518	$323,622

Cash paid during the year for:
Interest	$157,812	$6,393
Income Taxes	$17,308	$18,900
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$1,040	$25,500
Equipment purchased under Capital Lease	$20,043	$-
Accrued Interest converted to Note	$75,039	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to the March 31, 2015 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2015, and December 31, 2014, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of March 31, 2015 and December 31, 2014, the allowance for bad debts was $64,673.

Bad debt expense for the three months ended March 31, 2015 and 2014 was $0 and $7,522, respectively.

As of March 31, 2015 two customers of CTS totalled approximately 12% of the total accounts receivable. As of December 31, 2014, three customers totalled approximately 16% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of March 31, 2015, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. $132,143, $158,571, and $264,286 as a result of the acquisitions of PIC, PIN, PIV, respectively, that occurred on October 31, 2014. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three months ended March 31, 2015, CTS held seven contracts; one contract that is renewable on a year-to-year basis, three contracts that are renewable in 2014 ,2015, and 2016, and its largest contract, which renewed automatically in 2013 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

For SMI, PIV, PIN, and PIC revenue is recorded at the time of service

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

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 - 7 years

Equipment

5 – 7 years

Furniture and Fixtures

3 - 5 years

Non-compete Contract

39 years

Leasehold Improvements

Stock Based Compensation

The company follows ASC 718 to produce an estimated fair value.

The Company measures all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, at the fair value of the award and expenses it over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Binomial option pricing model (“BOPM”). The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value. The options or warrants are valued using the BOPM on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expenses related to the options and warrants are recognized on a straight-line basis over the period which services are to be received.

The Company recognized stock-based compensation expenses of $34,683 and $0 from stock options granted to non-employees for the three months ended March 31, 2015 and 2014.

The stock based compensation for the three months ended March 31, 2015 pertains to stock options granted to non-employee. The options were valued using the BOPM and included in the Legal and professional operating expenses in the consolidated statements of operations.

The Company recognized stock-based compensation expenses of $58,236, and $0 from stock and stock options granted to employees for the three months ended March 31, 2015, and 2014, respectively.

The stock based compensation for the three months ended March 31, 2015 includes stock options granted to employees of $47,896. The options were valued using the BOPM and included in the Labor and management fees operating expenses in the consolidated statements of operations.

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

The Company recognized a foreign currency gain on transactions from operations of $2,236 and $415 for the three months ended March 31, 2015 and 2014, respectively.

The Company recognized other comprehensive gain of $19,397 and $1,065 for the three months ended March 31, 2015 and 2014, respectively.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2015, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$(366,574)	$(39,210)
Total	$(366,574)	$(39,210)

Total Comprehensive Income (Loss)	$(366,574)	$(39,210)

Denominator:
Weighted average number of shares outstanding – basic and diluted	24,098,259	23,350,793

EPS:
Basic:
Total Comprehensive Income (Loss)	$(0.015)	$(0.002)
Net Income (loss)	$(0.015)	$(0.002)

Diluted
Total Comprehensive Income (Loss)	$(0.015)	$(0.002)
Total Comprehensive Income (Loss)	$(0.015)	$(0.002)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Note 3. Property and Equipment

For the three months ended, March 31, 2015 the company has acquired additional computer equipment of $ 32,531 for its CTS subsidiary.

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

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At March 31, 2015 and December 31, 2014, the major class of property and equipment were as follows:

	March 31, 2015	December 31, 2014	Estimated useful lives
Computer/Office Equipment	$462,652	$435,867	3-7 years
Medical Equipment	2,123,024	2,123,023	3-7 years
Leasehold Improvements	843,781	843,781	39 years
Less: Accumulated Depreciation	(594,103)	(463,977)
Net Book Value	$2,835,354	$2,938,694

Depreciation expense was $135,724 and $39,820 for the three months ended March 31, 2015 and 2014, respectively.

Note 4. Business Combination

On October 31, 2014, the Company acquired 100% of the shares of three separate entities, Partners Imaging Center of Venice, LLC, Partners Imaging Center of Naples, LLC, and Partners Imaging Center of Charlotte, LLC., for an aggregate cash consideration described in detail below.  Each company was purchased for its medical equipment, general office fixtures, Medicare number and facility lease.  There were no prior earnings, accounts receivable, accounts payable, or other assets or liabilities acquired in any of the acquisitions. Medical imaging services began to be offered on November 1, 2014 by PIV, PIN, and PIC.

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

The amounts of revenue and gross earnings included in the consolidated income statement for the three months ended March 31, 2015 and 2014 are as follow:

Year Ended March 31, 2015	Total	PIV	PIN	PIC
Revenue	$851,252	391,616	216,595	243,041
Gross Earnings	$521,303	224,008	137,744	159,551

Year Ended December 31, 2014	Total	PIV	PIN	PIC
Revenue	$-	-	-	-
Gross Earnings	$-	-	-	-

Costs related to the acquisitions, which include legal fees, in the aggregate amount of about $29,500 have been charged directly to operations and are included in legal and professional expenses in the 2014 consolidated income statement.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended March 31, 2015 was:

Balance as of January 1, 2014	$1,422,670
Acquisition of goodwill during the year	555,000
Changes in goodwill during the year	-
Balance as of December 31, 2014	1,977,670
Changes in goodwill during the year	-
Balance as of March 31, 2015	$1,977,670

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

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2015	$395,904	$23,328	$419,232
2016	412,154	31,104	443,258
2017	186,516	19,104	205,620
	$994,574	$73,536	$1,068,110

Note 7. Accounts Payable and Accrued Liabilities

As of March 31, 2015 and December 31, 2014, the trade payables and accrued liabilities of the Company were $978,785 and $935,688, respectively.

Of the total amount as of March 31, 2015, $642,625 was related to ongoing operations representing a balance owing to trade payables. $119,646 was related to accrued payroll and withholdings liabilities, and $216,514 was related to Federal and State income tax owing.

Of the total amount as of December 31, 2014, $624,141 was related to ongoing operations representing a balance owing to trade payables. $73,461 was related to accrued payroll and withholdings liabilities, and $238,086 was related to Federal and State income tax owing.

Note 8. Obligations Under Capital Lease

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

The gross amount of the equipment held under capital leases totals $555,000 ($296,083 net book value after accumulated amortization of $258,917) at March 31, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $$27,750 for the three months ended March 31, 2015 and 2014, respectively.

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

The gross amount of the x-ray machine held under the capital lease is $78,250 ($66,512 net book value after accumulated amortization of $11,738) at March 31, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $3,913, and $0 for the three months ended March 31, 2015 and 2014, respectively.

SMI PACS/RIS System Capital Lease:

On August 19, 2014 Company has entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $3,115, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $162,333

The gross amount of the PACS/RIS system held under the capital lease is $162,333 ($148,805 net book value after accumulated amortization of $13,528) at March 31, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $8,117, and $0 for the three months ended March 31, 2015, and 2014, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $167,107 ($157,359 net book value after accumulated amortization of $9,748) at March 31, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $8,355, and $0 for the three months ended March 31, 2015, and 2014, respectively.

PV, PN, PC Computers Capital Lease:

On December 10, 2014 the company has entered into a capital lease agreement to lease computers that were delivered and installed in December 2014. Under the terms of the lease, the Company is to make monthly payments of $813.16, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $25,108.

The gross amount of the computers held under the capital lease is $25,108 ($22,667 net book value after accumulated amortization of $2,441) at March 31, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $2,092, and $0 for the three months ended March 31, 2015, and 2014, respectively.

CTS Computers Lease

On January 21, 2015 the company has entered into a capital lease agreement to lease computers that were installed on the same date of acceptance. Under the terms of the lease, the company is to make monthly payments of $651.43, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $20,042 (amount is carried in Canadian dollar).

The gross amount of the computers held under the capital lease is $20,042 ($18,929 net book value after accumulated amortization of $1,113) at March 31, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $1,139, and $0 for the three months ended March 31, 2015, and 2014, respectively.

Minimum future lease payments under the capital leases as of March 31, 2015 are as follow:

Minimum Lease Payments	Total	SMI MRI	SMI PACS/RIS Lease	SMI Xray Lease	PV,PN, PC PACS/RIS Lease	PV,PN,PC Computers Lease	CTS Computers Lease
2015	$201,486	99,114	28,035	13,458	27,846	27,846	5,186
2016	241,277	132,152	37,380	17,944	37,128	9,758	6,915
2017	108,312	-	37,380	17,944	37,128	8,945	6,915
2018	93,605	-	37,380	17,944	37,128	-	1,153
2019	83,356	-	34,265	11,963	37,128	-	-
2020	3,094	-	-	-	3,094	-	-

Total minimum lease payments	731,130	231,266	174,440	79,254	179,452	46,549	20,169
Less amount representing interest	74,049	20,870	21,555	10,259	17,367	3,333	665

Present value of minimum lease payments	657,081	210,397	152,885	68,995	162,085	43,216	19,504
Less current portion of minimum lease payments	200,053	111,410	29,441	13,984	30,884	7,791	6,544

Long-term capital lease obligations	$457,028	98,986	123,444	55,012	131,201	35,425	12,961

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

For the three months ended March 31, 2015, $60,450 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the three months ended March 31, 2015 was $20,356.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Three Months	Three Months	Three Months	March 31,	Maturity
Date	2014	2014	Ended	Ended	Ended	2015	Date
	Balance	Unamortized	March 31,	March 31,	March 31,	Balance, net
		Discount	2015	2015	2015
		Beginning	Interest	(Payments)	Amortization
		Balance	Accrued		of Debt
					Discount
03-Dec-12	$25,000	$(344)	$750	$(750)	$94	$24,750	31-Dec-15
03-Dec-12	125,000	(5,594)	3,750	(3,750)	1,244	120,649	31-Dec-15
03-Dec-12	50,000	(1,031)	1,500	(1,500)	281	49,250	31-Dec-15
03-Dec-12	25,000	(344)	750	(750)	94	24,750	31-Dec-15
03-Dec-12	25,000	(344)	750	(750)	94	24,750	31-Dec-15
03-Dec-12	25,000	(344)	750	(750)	94	24,750	31-Dec-15
03-Dec-12	1,500,000	(61,875)	45,000	(45,000)	16,875	1,455,000	31-Dec-15
03-Dec-12	50,000	(1,031)	1,500	(1,500)	281	49,250	31-Dec-15
03-Dec-12	15,000	(206)	450	(450)	56	14,850	31-Dec-15
03-Dec-12	100,000	(3,656)	3,000	(3,000)	856	97,200	31-Dec-15
27-Mar-13	25,000	(646)	750	(750)	129	24,483	31-Mar-16
27-Mar-13	25,000	(646)	750	(750)	129	24,483	31-Mar-16
27-Mar-13	25,000	(646)	750	(750)	129	24,483	31-Mar-16
Total	$2,015,000	$(76,706)	$60,450	$(60,450)	$20,356	$1,958,650

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$1,865,000	$181,350	$54,800
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
2019	-	-	-
Total	$2,015,000	$185,850	$56,350

Series C:

On May 22, 2014 the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. On August 25, 2014, October 31, 2014 and February 17, 2015 the company sold an additional $75,000, $50,000 and $20,000, respectively of “series C notes”.

The total number of shares issued was 240,000 shares of common stock of the Company.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the year ended December 3, 2014, was $2,081.

For the three months ended March 31, 2015, $6,800 in accrued interest was recorded on the notes and paid.

Issuance	December 31,	Three Months	December 31,	Three Months	Three Months	Three Months	March 31,	Maturity
Date	2014	Ended	2014	Ended	Ended	Ended	2015	Date
	Balance	March 31,	Unamortized	March 31,	March 31,	March 31,	Balance, net
		2015	Discount	2015	2015	2015
		Proceeds	Beginning	Interest	(Payments)	Amortization
			Balance	Accrued		of Debt
						Discount
22-May-14	$50,000	$-	$(2,417)	$1,500	$(1,500)	$250	$47,833	31-May-17
22-May-14	22,500	-	(1,088)	675	(675)	113	21,525	31-May-17
22-May-14	22,500	-	(1,088)	675	(675)	113	21,525	31-May-17
25-Aug-14	50,000	-	(3,419)	1,500	(1,500)	331	46,912	31-October-17
25-Aug-14	25,000	-	(1,709)	750	(750)	165	23,456	31-October-17
31-Oct-14	50,000	-	(2,479)	1,500	(1,500)	218	47,740	31-October-17
17-Feb-15	-	20,000	(1,040)	-	(200)	29	18,789	17-February-18
Total	$220,000	$20,000	$(13,239)	$6,600	$(6,800)	$1,219	$227,780

Following are maturities of the long –term debt in Series C Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$-	$18,300	$3,657
2016	-	24,400	4,876
2017	220,000	12,650	3,429
2018	20,000	400	58
2019	-	-	-
Total	$240,000	$55,750	$12,020

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

For the three months ended March 31, 2015, $7,545 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the three months ended March 31, 2015 was $2,125.

Summary of the note is as follows:

	March 31, 2015	December 31, 2014
Convertible note Beginning Balance	$260,000	$300,000
Less: unamortized debt discount	(17,000)	(19,125)
Convertible notes principal, net	243,000	280,875

Less: Payments in Period	(22,545)	(66,504)
Added: Accrued interest	7,545	26,504
Total Convertible note, net	$228,000	$240,875
Less: short term portion, net	55,837	54,263
Long term portion, net	$172,163	$186,612

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$45,000	$20,339	$6,375
2016	60,000	20,748	8,500
2017	140,000	2,625	2,125
2018	-	-	-
2019	-	-	-
Total	$245,000	$43,712	$17,000

Note 10. Promissory Notes

In June 2014 $64,937 of the SMI acquisition liability that was due as part of SMI acquisition was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity. The note has been fully paid in February 2015.

In December 2014, the company issued a short term loan payable to a non-related party for $50,000 in proceeds. The note is due on demand and does not accrue interest. For the three months ended March 31, 2015 the company made payments of $41,000 towards the balance and has received additional proceeds of $4,000.

For the three months ended March 31, 2015 the company has issued loans total of $384,000, the loans terms call for weekly payments of $28,000 towards the principal balance and interest. The final payment is due May 26, 2015.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2014	$45,015

Added: Note assigned through December 31, 2014	64,937
Added: Accrued Interest through December 31, 2014	6,069
Added: Proceeds through December 31, 2014	50,000
Less: Payments through December 31, 2014	(31,022)

Promissory notes at December 31, 2014	$134,999

Added: Accrued Interest through March 31, 2015	307
Added: Proceeds through March 31, 2015	388,000
Less: Payments through March 31, 2015	(273,256)
Added: Discount through March 31, 2015	(22,000)
Promissory notes at March 31, 2015	$228,050
Less: Short term portion	228,050
Long term portion March 31, 2015	$-

Note 11. Royalty Financing

On October 31, 2014 the company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to the seller based on a percentage of the total of certain revenue items, and subject to a minimum payment amount. For the three months ended March 31, 2015 the company paid a total of $102,122 in royalty payments, and has accrued a total of $71,755 in interest expense. The amount financed is recorded net of discount to be amortized of the term. As of March 31, 2015 the company has recorded discount amortization expense of $76,591. The balance as shown on the consolidated balance sheet as of March 31, 2015 is $2,051,141.

Note 12. Major Customers

For the three months ending March 31, 2015 and 2015, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the three months ended March 31, 2015 and 2014 are as follow:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$-	0%	$260,873	22%
Contract E	216,537	12%	205,727	17%
Contract F	128,841	17%	132,972	11%
Contract H	$75,589	4%	$74,408	6%

There were no closing balances for accounts receivable greater than 10% of total balance.

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended March 31, 2015 and 2014 were $13,078 and $13,455, respectively.

Note 14. Common Stock Transactions

On January 27, 2015 the company granted options as considerations for services provided by the CEO of the company. The options are to purchase up to 4,200,000 shares of common stock, with an exercise price equal to $0.15 per share. The options shall have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683.

On January 27, 2015 the company granted options as considerations for consulting services provided to the company. The options are to purchase up to 4,200,000 shares of common stock, with an exercise price equal to $0.15 per share. The options shall have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683.

On January 27, 2015 the company granted options as considerations for services provided by the CFO of the company. The options are to purchase up to 1,600,000 shares of common stock, with an exercise price equal to $0.15 per share. The options shall have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $13,213.

For the three months ended March 31, 2015, 200,000 shares were issued for services valued at $10,340 based upon the closing price of our common stock at the grant date.

For the three months ended March 31, 2015, 20,000 shares were issued as part of series C convertible note agreements. The shares were valued at $1,040 based upon the closing price of our common stock at the grant date.

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

Note. 16. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net losses of $366,574 for the three months ended March 31, 2015 as well as a working capital deficit of $2,438,861. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 17. Subsequent events

Subsequent to quarter end, the company sold loans in the aggregate principal amount of $336,000.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three months ended March 31, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Business description

Medical Imaging Corp. (“MIC”), is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate five wholly-owned subsidiaries: Canadian Teleradiology Services, Inc., which operates as Custom Teleradiology Services; Schuylkill Open MRI., which operates as Schuylkill Medical Imaging. ; Partners Imaging Center of Venice, LLC; Partners Imaging Center of Naples; LLC; and Partners Imaging Center of Charlotte, LLC. With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

MIC’s mission is to provide quality medical diagnostic imaging services to its patients across North America, delivering convenience, accuracy and the highest standards of care and service.  Our Company’s mandate is to make available, on a timely basis, valued-based on-site and remote medical imaging services for patients, hospitals, workers compensation boards and insurance companies.

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

Schuylkill Medical Imaging (SMI)

Incorporated in 2003, SMI is the premier medical imaging facility serving patients in Schuylkill County, Pennsylvania.  SMI has provided high quality medical diagnostic imaging services for more than 12 years in a caring, safe and convenient environment.  Located in Pottsville, Pennsylvania and accredited by the American College of Radiology, SMI has the first and only Open MRI in Schuylkill County and has earned a strong reputation within the communities it serves through its board certified radiologists, highly trained technologists, medical equipment and advanced technology matched with exceptional care and service.

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

Operations

CTS

In the first quarter of 2015 CTS began servicing a new hospital client.  CTS continues to explore new opportunities to add additional clients. This newest hospital client requires daily overnight service including weekends and holidays.

SMI

The first quarter saw continued efforts concentrated on developing new business for the recently installed CT and X-ray modalities. SMI continues to see strong patient numbers for its MRI business. SMI management continues to work on building its relations with the local doctors and community involvement.

PIV, PIN, PIC, (Florida)

In the first quarter the centers continue to be mainly operated by previous owners providing billing and modality reading services. The Company is working to achieve its necessary permitting to take over all operations of the centers.

Overall Operating Results:

For the three months ended March 31, 2015, revenues from medical scans services were $1,300,442 compared to $457,965 for the three months ended March 31, 2014, an increase of 184 % or $842,477. The increase in revenue was owing to the additional revenue of PIV, PIN, and PIC as well as an increase in scan volume for SMI.

For the three months ended March 31, 2015 revenues from teleradiology services was $520,075 compared to $737,972 for the three months ended March 31, 2014, a decrease of 29.5 % or $217,897. The decrease in revenue from teleradiology services of 29.5% is related to revenues carried in Canadian dollar and a client which stopped service mid 2014. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended March 31, 2014 was 0.9062, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended March 31, 2015 was 0.8058, a difference of 11.1%. The remaining 18.4% decrease in revenue was due to a loss of a major customer in August 2014.

For the three months ended March 31, 2015, cost of sales relating to radiology services were $951,466 compared to $705,495 for the three months ended March 31, 2014, an increase of 35% or $245,971. The increase in cost of sales was due to the overall increase in revenues, as well as the company change in allocating medical imaging technicians wages as part of cost of services starting in the three months ended March 31, 2015.

Operating expenses for the three months ended March 31, 2015 and March 31, 2014, totalled $993,179 and $442,711, respectively.

During the three months ended March 31, 2015, we incurred $135,724 in depreciation expenses, $142,895 in legal and professional fees including $34,683 in consulting fees pertaining to 4,200,000 stock options issued, $188,802 in general and administrative costs, $18,313 in management fees including $13,213 in management fees pertaining to 1,600,000 stock options issued, $9,516 in advertising and promotion, $331,771 for labor including $34,683 in employee compensation pertaining to 4,200,000 stock options issued, and $157,643 for rent and insurance.

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

The Company’s operations have produced $1,820,517 and $1,195,937 of revenues for the three months ended March 31, 2015, and 2014, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2015 and beyond.

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

As of March 31, 2015, our assets totalled $5,918,584 which consisted of cash balances, accounts receivable, pre - paid expenses, deposits, intangible assets and computer and office equipment. As of March 31, 2015, our total liabilities consisted of accounts payable and accrued liabilities of $978,785, obligations under capital lease of $636,564, promissory notes of $228,050, and non-related party convertible notes of $2,414,431 (net of discount). As of March 31, 2015, we had an accumulated deficit of $2,425,567 and a working capital deficit of $2,438,861.

As of March 31, 2015 the Company had promissory notes to non–related parties for a total amount of $228,050. $15,050 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $13,000 of the promissory notes is due on demand and does not accrue interest. $200,000 of the promissory notes calls for weekly payments of $28,000 towards the principal balance and interest. The final payment was due May 26, 2015.

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

On March 26, 2014 the Company issued $300,000 in convertible note (“Individually issued note”) to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of the Note is presented in Note 9 to the consolidated financial statements.

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

On February 17, 2015 the Company sold, through private placement to accredited investor, an additional series C note in the principal amount of $20,000, and has issued 20,000 shares of common stock of the company accordingly.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 20,000 shares in February 2015 at a per share price of $0.052 to purchasers of $20,000 of a convertible note issued in February of 2015.

The Company issued 200,000 shares in January 2015 at a per share price of $0.0517 for services.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	June 17, 2015

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	June 17, 2015