Form 10-Q
period 2015-06-30
MEDICAL IMAGING CORP.
filed 2015-08-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015 the Company had outstanding 24,166,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$34,738	$188,206
Accounts Receivable, net	1,310,502	851,884
Prepaid Expenses	41,244	24,165
Total Current Assets	1,386,484	1,064,255
Property and Equipment
Equipment	3,461,215	3,402,671
Less: Accumulated Depreciation	(732,133)	(463,977)
Total Property and Equipment, net	2,729,082	2,938,694

Goodwill	1,977,670	1,977,670
Other Assets
Deposits	12,161	12,463
Loan Receivable	-	1,497
Total Other Assets	12,161	13,960
TOTAL ASSETS	$6,105,397	$5,994,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$764,660	$624,141
Accrued Taxes Payable	327,544	311,547
Obligations Under Capital Lease, short term portion	208,519	189,923
Promissory Notes, short term portion	381,269	134,999
Royalty Financing, short term portion	103,467	102,219
Convertible Notes, net short term portion	2,035,127	54,263
Total Current Liabilities	3,820,586	1,417,092
Long Term Liabilities
Obligations Under Capital Lease, long term portion	378,916	459,853
Promissory Notes, long term portion	-	-
Royalty Financing, long term portion	1,884,156	1,902,698
Convertible Notes, net long term portion	388,262	2,332,708
Total Long Term Liabilities	2,651,334	4,695,259
Total Liabilities	6,471,920	6,112,351

Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 24,166,481 and 23,946,481 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,167	23,947
Additional Paid-In Capital	1,970,223	1,876,484
Accumulated Other Comprehensive Gain	78,444	21,393
Accumulated Deficit	(2,439,357)	(2,039,596)
Total Stockholders' Deficit	(366,523)	(117,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,105,397	$5,994,579

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Six Months Ending
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
Revenue:
Sales	$2,004,301	$1,316,125	$3,824,818	$2,512,062
Less: Cost of sales	976,238	796,126	1,927,704	1,501,621
Gross Margin	1,028,063	519,999	1,897,114	1,010,441

Operating Expenses:
Advertising	8,066	17,730	17,582	34,253
Amortization	-	-	-	22,925
Depreciation	137,014	39,835	272,738	79,655
Bad Debt Expense (Recapture)	6,379	7,458	6,379	14,980
General and Administrative	163,623	53,974	352,425	108,497
Insurance	24,212	11,362	49,162	23,108
Labor	307,722	185,784	639,493	376,264
Legal and professional	79,300	56,852	222,195	98,078
Management fees	5,100	4,666	23,413	9,088
Rent Office Space and Servers	132,759	34,586	265,452	73,722
Travel	12,596	12,082	21,111	26,470
Total Operating Expenses	876,771	424,329	1,869,950	867,040
Income from Operations	151,292	95,670	27,164	143,401

Other Income and (Expenses):
Other Income	2,621	43	8,645	203
Foreign Currency Gains (Losses)	(19,755)	394	(17,519)	809
Amortization of Debt Discount	(177,607)	(22,640)	(289,898)	(42,996)
Interest Expense	(15,397)	(82,467)	(173,209)	(150,692)
Total Other Income (Expenses)	(210,138)	(104,670)	(471,981)	(192,676)

Loss Before Provision for Income (Taxes) Credit	(58,846)	(9,000)	(444,817)	(49,275)
Provision for Income (Taxes) Credit	45,056	-	45,056	-
Net Income (Loss)	(13,790)	(9,000)	(399,761)	(49,275)
Comprehensive Income (Loss)	37,654	(1,336)	57,051	(271)
Total Comprehensive Income (Loss)	$23,864	$(10,336)	$(342,710)	$(49,546)
Basic and Diluted Loss per Share	$0.001	$0.000	$(0.014)	$(0.002)
Weighted Average Shares Outstanding:
Basic and Diluted	24,166,481	23,767,195	24,131,342	23,605,790

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30	June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(399,761)	$(49,275)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	272,738	79,655
Asset Write Off	-	1,009
Accrued Interest Converted into note	-	132,707
Amortization of Debt Discount	289,898	42,996
Stock-based compensation	92,919	150
Amortization of Intangible Assets	-	22,925
Foreign currency transaction (Gain) Loss	429	64
Changes in operating assets and liabilities:
Accounts Receivable	(458,618)	(89,648)
Deposits and prepaid expenses	(17,079)	(5,269)
Accounts Payable and accrued liabilities	156,516	12,291
Loans Receivable	1,497	616
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	(61,461)	148,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition liability	-	(110,062)
Deposit of Possible Acquisition	-	(20,000)
Deposit on Equipment	-	(100,650)
Equipment Purchase	(42,806)	(87,401)
NET CASH USED IN INVESTING ACTIVITIES	(42,806)	(318,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	874,044	445,000
Principal payments on debt	(897,526)	(160,758)
Principal Payments on Capital Lease Obligations	(82,770)	(41,291)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(106,252)	242,951
Gain (Loss) due to foreign currency translation	57,051	(271)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(153,468)	72,788
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,206	77,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,738	$150,088

Cash paid during the year for:
Interest	$173,209	$17,985
Income Taxes	$28,813	$36,555
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$1,040	$31,200
Acquisition Liability Assigned to Loan Payable	$-	$64,937
Acquisition Liability Assigned to Promissory Note	$-	$25,000
Equipment purchased under Capital Lease	$20,399	$-
Accrued Interest converted to Note	$75,039	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to the June 30, 2015 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2015, and December 31, 2014, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of June 30, 2015 and December 31, 2014, the allowance for bad debts was $71,052 and $64,673, respectively.

Bad debt expense for the three months ended June 30, 2015 and 2014 was $6,379 and $7,458, respectively.

Bad debt expense for the six months ended June 30, 2015 and 2014 was $6,379 and $14,980, respectively.

As of June 30, 2015 two customers of CTS totalled approximately 13% of the total accounts receivable. As of December 31, 2014, three customers totalled approximately 16% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of June 30, 2015, the Company has goodwill of $1,977,670.  Of the total amount, $1,422,670 is as result of the acquisition of SMI on December 10, 2012, and $132,143, $158,571, and $264,286 as a result of the acquisitions of PIC, PIN, PIV, respectively, which occurred on October 31, 2014. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the six months ended June 30, 2015, CTS held six contracts; one contract that is renewable on a year-to-year basis, three contracts that are renewable in 2015, and 2016, and its largest contract, which renewed automatically in 2014 for successive one year terms. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

The Company did not recognized stock-based compensation expenses from stock options to non-employees for the three months ended June 30, 2015 and 2014.

The Company recognized stock-based compensation expenses of $34,683 and $0 from stock options granted to non-employees for the six months ended June 30, 2015 and 2014.

The stock based compensation for the six months ended June 30, 2015 pertains to stock options granted to non-employee. The options were valued using the BOPM and included in the Legal and professional operating expenses in the consolidated statements of operations.

The Company recognized stock-based compensation expenses of $0 from stock and stock options granted to employees for the three months ended June 30, 2015, and 2014, respectively.

The Company recognized stock-based compensation expenses of $58,236, and $150 from stock and stock options granted to employees for the six months ended June 30, 2015, and 2014, respectively.

The stock based compensation for the six months ended June 30, 2015 includes stock options granted to employees of $47,896. The options were valued using the BOPM and included in the Labor and management fees operating expenses in the consolidated statements of operations for $34,683, and $13,213, respectively.

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

The Company recognized a foreign currency loss on transactions from operations of $19,755 and foreign currency gain of $394 for the three months ended June 30, 2015 and 2014, respectively.

The Company recognized a foreign currency loss on transactions from operations of $17,519 and foreign currency gain of $809 for the six months ended June 30, 2015 and 2014, respectively.

The Company recognized other comprehensive gain of $37,654 and loss of $1,336 for the three months ended June 30, 2015 and 2014, respectively.

The Company recognized other comprehensive gain of $57,051 and loss of $271 for the six months ended June 30, 2015 and 2014, respectively.

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

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Continuing operations:
Total Comprehensive Income (Loss)	$23,864	$(10,336)	$(342,710)	$(49,546)
Total	$23,864	$(10,336)	$(342,710)	$(49,546)

Total Comprehensive Income (Loss)	$23,864	$(10,336)	$(342,710)	$(49,546)

Denominator:
Weighted average number of shares outstanding – basic and diluted	24,166,481	23,767,195	24,131,342	23,605,790

EPS:
Basic:
Total Comprehensive Income (Loss)	$0.001	$(0.00)	$(0.014)	$(0.002)
Net Income (loss)	$0.001	$(0.00)	$(0.014)	$(0.002)

Diluted
Total Comprehensive Income (Loss)	$0.001	$(0.00)	$(0.014)	$(0.002)
Total Comprehensive Income (Loss)	$0.001	$(0.00)	$(0.014)	$(0.002)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Note 3. Property and Equipment

For the six months ended, June 30, 2015 the company has acquired additional computer equipment of $ 33,109 for its CTS subsidiary and additional medical imaging equipment hardware of $30,096 for its PIV subsidiary.

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

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At June 30, 2015 and December 31, 2014, the major class of property and equipment were as follows:

	June 30, 2015	December 31, 2014	Estimated useful lives
Computer/Office Equipment	$464,313	$435,867	3-7 years
Medical Equipment	2,153,121	2,123,023	3-7 years
Leasehold Improvements	843,781	843,781	39 years
Less: Accumulated Depreciation	(732,133)	(463,977)
Net Book Value	$2,729,082	$2,938,694

Depreciation expense was $137,014 and $39,835 for the three months ended June 30, 2015 and 2014, respectively.

Depreciation expense was $272,738 and $79,655 for the six months ended June 30, 2015 and 2014, respectively.

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

The amounts of revenue and gross earnings included in the consolidated income statement for the Six months ended June 30, 2015 and 2014 are as follow:

Six Months Ended June 30, 2015	Total	PIV	PIN	PIC
Revenue	$1,680,037	788,187	412,253	479,597
Gross Earnings	$1,029,098	459,279	259,092	310,727

Six Months Ended June 30, 2014	Total	PIV	PIN	PIC
Revenue	$-	-	-	-
Gross Earnings	$-	-	-	-

Costs related to the acquisitions, which include legal fees, in the aggregate amount of about $29,500 have been charged directly to operations and are included in legal and professional expenses in the 2014 consolidated income statement.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended June 30, 2015 was:

Balance as of January 1, 2014	$1,422,670
Acquisition of goodwill during the year	555,000
Changes in goodwill during the year	-
Balance as of December 31, 2014	1,977,670
Changes in goodwill during the year	-
Balance as of June 30, 2015	$1,977,670

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

PIV has a lease for office space in Venice, Florida. The lease will expire October 1, 2016. Monthly rental amounts are $14,990 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2016. Monthly rental amounts are $5,512 per month.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2015	$261,936	$15,552	$277,488
2016	412,154	31,104	443,258
2017	186,516	19,104	205,620
	$860,606	$65,760	$926,366

Note 7. Accounts Payable and Accrued Liabilities

As of June 30, 2015 and December 31, 2014, the trade payables and accrued liabilities of the Company were $1,092,204 and $935,688, respectively.

Of the total amount as of June 30, 2015, $764,660 was related to ongoing operations representing a balance owing to trade payables. $165,733 was related to accrued payroll and withholdings liabilities, and $161,811 was related to Federal and State income tax owing.

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

The gross amount of the equipment held under capital leases totals $555,000 ($268,333 net book value after accumulated amortization of $286,667) at June 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $27,750 for the three months ended June 30, 2015 and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $55,500 for the six months ended June 30, 2015 and 2014, respectively.

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

The gross amount of the x-ray machine held under the capital lease is $78,250 ($62,600 net book value after accumulated amortization of $15,650) at June 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $3,913, and $0 for the three months ended June 30, 2015 and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $7,827, and $0 for the six months ended June 30, 2015 and 2014, respectively.

SMI PACS/RIS System Capital Lease:

On August 19, 2014 Company has entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $3,115, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $162,333

The gross amount of the PACS/RIS system held under the capital lease is $162,333 ($140,688 net book value after accumulated amortization of $21,644) at June 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $8,117, and $0 for the three months ended June 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $16,234, and $0 for the six months ended June 30, 2015, and 2014, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $167,107 ($149,003 net book value after accumulated amortization of $18,103) at June 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $8,355, and $0 for the three months ended June 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $16,710, and $0 for the six months ended June 30, 2015, and 2014, respectively.

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

The gross amount of the computers held under the capital lease is $25,108 ($20,575 net book value after accumulated amortization of $4,533) at June 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $2,092, and $0 for the three months ended June 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $4,184, and $0 for the six months ended June 30, 2015, and 2014, respectively.

CTS Computers Lease

On January 21, 2015 the company has entered into a capital lease agreement to lease computers that were installed on the same date of acceptance. Under the terms of the lease, the company is to make monthly payments of $651.43, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $20,399 (amount is carried in Canadian dollar).

The gross amount of the computers held under the capital lease is $20,399 ($17,566 net book value after accumulated amortization of $2,833) at June 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $1,725, and $0 for the three months ended June 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $2,875, and $0 for the six months ended June 30, 2015, and 2014, respectively.

Minimum future lease payments under the capital leases as of June 30, 2015 are as follow:

Minimum Lease Payments	Total	SMI MRI	SMI PACS/RIS Lease	SMI Xray Lease	PV,PN, PC PACS/RIS Lease	PV,PN,PC Computers Lease	CTS Computers Lease
2015	$120,726	66,076	18,690	8,972	18,590	4,879	3,519
2016	241,400	132,152	37,380	17,944	37,128	9,758	7,038
2017	108,435	-	37,380	17,944	37,128	8,945	7,038
2018	93,625	-	37,380	17,944	37,128	-	1,173
2019	83,356	-	34,265	11,963	37,128	-	-
2020	3,094	-	-	-	3,094	-	-

Total minimum lease payments	650,637	198,228	165,095	74,768	170,196	23,582	18,768
Less amount representing interest	63,202	15,580	19,415	9,186	15,684	2,767	568

Present value of minimum lease payments	587,435	182,648	145,680	65,582	154,512	20,814	18,200
Less current portion of minimum lease payments	208,519	118,551	29,862	14,206	31,211	7,992	6,697

Long-term capital lease obligations	$378,916	64,096	115,819	51,376	123,301	12,822	11,502

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

For the six months ended June 30, 2015, $120,900 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the six months ended June 30, 2015 was $40,713.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Six Months	Six Months	Six Months	June 30,	Maturity
Date	2014	2014	Ended	Ended	Ended	2015	Date
	Balance	Unamortized	June 30,	June 30,	June 30,	Balance, net
		Discount	2015	2015	2015
		Beginning	Interest	(Payments)	Amortization
		Balance	Accrued		of Debt
					Discount
03-Dec-12	$25,000	$(344)	$1,500	$(1,500)	$188	$24,844	31-Dec-15
03-Dec-12	125,000	(5,594)	7,500	(7,500)	2,487	121,894	31-Dec-15
03-Dec-12	50,000	(1,031)	3,000	(3,000)	563	49,531	31-Dec-15
03-Dec-12	25,000	(344)	1,500	(1,500)	188	24,844	31-Dec-15
03-Dec-12	25,000	(344)	1,500	(1,500)	188	24,844	31-Dec-15
03-Dec-12	25,000	(344)	1,500	(1,500)	188	24,844	31-Dec-15
03-Dec-12	1,500,000	(61,875)	90,000	(90,000)	33,750	1,471,875	31-Dec-15
03-Dec-12	50,000	(1,031)	3,000	(3,000)	563	49,530	31-Dec-15
03-Dec-12	15,000	(206)	900	(900)	113	14,906	31-Dec-15
03-Dec-12	100,000	(3,656)	6,000	(6,000)	1,711	98,056	31-Dec-15
27-Mar-13	25,000	(646)	1,500	(1,500)	258	24,613	31-Mar-16
27-Mar-13	25,000	(646)	1,500	(1,500)	258	24,613	31-Mar-16
27-Mar-13	25,000	(646)	1,500	(1,500)	258	24,613	31-Mar-16
Total	$2,015,000	$(76,706)	$120,900	$(120,900)	$40,713	$1,979,007

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$1,865,000	$120,900	$34,443
2016	150,000	4,500	1,550
2017	-	-	-
2018	-	-	-
2019	-	-	-
Total	$2,015,000	$125,400	$35,993

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

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the six months ended June 30, 2015 was $2,496.

For the six months ended June 30, 2015, $14,000 in accrued interest was recorded on the notes and paid.

Issuance	December 31,	Six Months	December 31,	Six Months	Six Months	Six Months	June 30,	Maturity
Date	2014	Ended	2014	Ended	Ended	Ended	2015	Date
	Balance	June 30,	Unamortized	June 30,	June 30,	June 30,	Balance, net
		2015	Discount	2015	2015	2015
		Proceeds	Beginning	Interest	(Payments)	Amortization
			Balance	Accrued		of Debt
						Discount
22-May-14	$50,000	$-	$(2,417)	$3,000	$(3,000)	$500	$48,083	31-May-17
22-May-14	22,500	-	(1,088)	1,350	(1,350)	225	21,638	31-May-17
22-May-14	22,500	-	(1,088)	1,350	(1,350)	225	21,638	31-May-17
25-Aug-14	50,000	-	(3,419)	3,000	(3,000)	662	47,243	31-October-17
25-Aug-14	25,000	-	(1,709)	1,500	(1,500)	331	23,622	31-October-17
31-Oct-14	50,000	-	(2,479)	3,000	(3,000)	438	47,957	31-October-17
17-Feb-15	-	20,000	(1,040)	800	(800)	116	19,076	17-February-18
Total	$220,000	$20,000	$(13,239)	$14,000	$(14,000)	$2,496	$229,257

Following are maturities of the long –term debt in Series C Notes for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$-	$14,400	$2,380
2016	-	24,400	4,876
2017	220,000	12,650	3,429
2018	20,000	400	58
2019	-	-	-
Total	$240,000	$51,850	$10,743

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

For the six months ended June 30, 2015, $14,725 in accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the six months ended June 30, 2015 was $4,250.

Summary of the note is as follows:

	June 30, 2015	December 31, 2014
Convertible note Beginning Balance	$260,000	$300,000
Less: unamortized debt discount	(14,875)	(19,125)
Convertible notes principal, net	245,125	280,875

Less: Payments in Period	(44,725)	(66,504)
Added: Accrued interest	14,725	26,504
Total Convertible note, net	$215,125	$240,875
Less: short term portion, net	56,120	54,263
Long term portion, net	$159,005	$186,612

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$30,000	$20,339	$6,375
2016	60,000	20,748	8,500
2017	140,000	2,625	2,125
2018	-	-	-
2019	-	-	-
Total	$230,000	$43,712	$17,000

Note 10. Promissory Notes

In June 2014 $64,937 of the SMI acquisition liability that was due as part of SMI acquisition was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity. The note has been fully paid in February 2015.

In December 2014, the company issued a short term loan payable to a non-related party for $50,000 in proceeds. The note is due on demand and does not accrue interest. For the six months ended June 30, 2015 the company made payments of $54,000 towards the balance and has received additional proceeds of $4,000. As of June 30, 2015 the loan is paid out in full.

For the six months ended June 30, 2015 the company has issued loans total of $720,000, the loans terms call for weekly payments of $28,000 towards the principal balance and interest. The final payment is due August 18, 2015.

In June 2015 the company has issued a loan of $120,700, the loan terms call for a daily payment of $453, towards the principal balance and interest. The final payment is due July 7, 2016.

In June 2015 the company has issued a loan of $163,362, the loan terms call for a daily payment of $613, towards the principal balance and interest. The final payment is due July 7, 2016. Amounts are carried in Canadian Dollars.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2014	$45,015

Added: Note assigned through December 31, 2014	64,937
Added: Accrued Interest through December 31, 2014	6,069
Added: Proceeds through December 31, 2014	50,000
Less: Payments through December 31, 2014	(31,022)

Promissory notes at December 31, 2014	$134,999

Added: Accrued Interest through June 30, 2015	496
Added: Proceeds through June 30, 2015	1,008,063
Less: Payments through June 30, 2015	(662,787)
Added: Discount through June 30, 2015	(99,502)
Promissory notes at June 30, 2015	$381,269
Less: Short term portion	381,269
Long term portion June 30, 2015	$-

Note 11. Royalty Financing

On October 31, 2014 the company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to the seller based on a percentage of the total of certain revenue items, and subject to a minimum payment amount. For the six months ended June 30, 2015 the company paid a total of $241,203 in royalty payments. The amount financed is recorded net of discount to be amortized of the term. As of June 30, 2015 the company has recorded discount amortization expense of $228,826. The balance as shown on the consolidated balance sheet as of June 30, 2015 is $1,987,623.

Note 12. Major Customers

For the six months ending June 30, 2015 and 2015, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the six months ended June 30, 2015 and 2014 are as follow:

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$-	0%	$529,754	21%
Contract E	436,666	12%	455,253	18%
Contract F	262,019	7%	279,189	11%
Contract H	$157,695	4%	$149,408	6%

There were no closing balances for accounts receivable greater than 10% of total balance.

Note 13. Major Vendors

The company has one major vendor providing its system software and support. Expenses relating to this vendor for the three months ended June 30, 2015 and 2014 were $14,040 and $12,569, respectively.

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

For the six months ended June 30, 2015, 200,000 shares were issued for services valued at $10,340 based upon the closing price of our common stock at the grant date.

For the six months ended June 30, 2015, 20,000 shares were issued as part of series C convertible note agreements. The shares were valued at $1,040 based upon the closing price of our common stock at the grant date.

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

Note. 16. Going Concern

As shown in the accompanying consolidated financial statements, the company incurred net loss of $342,710 for the six months ended June 30, 2015as well as a working capital deficit of $2,434,102. These conditions raise substantial doubt as to if the company’s ability to continue as a going concern. Management plan to raise additional financing in order to continue its operations and fulfil its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note 17. Subsequent events

Subsequent to quarter end, the company sold loans in the aggregate principal amount of $260,000.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three and six months ended June 30, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Operations

CTS

In the second quarter of 2015 CTS began servicing a new hospital client.  CTS continues to explore new opportunities to add additional clients. This newest hospital client requires daily overnight service including weekends and holidays.

SMI

The second quarter saw continued efforts concentrated on developing new business for the recently installed CT and X-ray modalities. SMI continues to see strong patient numbers for its MRI business. SMI management continues to work on building its relations with the local doctors and community involvement.

PIV, PIN, PIC, (Florida)

In the second quarter the centers continue to be mainly operated by previous owners providing billing and modality reading services. The Company is working to achieve its necessary permitting to take over all operations of the centers.

Overall Operating Results:

For the three months ended June 30, 2015, revenues from medical scans services were $1,458,798 compared to $502,454 for the three months ended June 30, 2014, an increase of 190.34 % or $956,344. The increase in revenue was owing to the additional revenue of PIV, PIN, and PIC as well as an increase in scan volume for SMI.

For the three months ended June 30, 2015 revenues from teleradiology services was $545,503 compared to $813,671 for the three months ended June 30, 2014, a decrease of 49 % or $268,168. The decrease in revenue from teleradiology services of 49% is related to revenues carried in Canadian dollar and a client which stopped service mid 2014. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended June 30, 2014 was 0.917, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended June 30, 2015 was 0.8134, a difference of 11.3%. The remaining 37.7% decrease in revenue was due to a loss of a major customer in August 2014.

For the three months ended June 30, 2015, cost of sales relating to radiology services were $976,238 compared to $519,999 for the three months ended June 30, 2014, an increase of 87.74% or $456,239. The increase in cost of sales was due to the overall increase in revenues, as well as the company change in allocating medical imaging technicians wages as part of cost of services starting in the first quarter of 2015.

Operating expenses for the three months ended June 30, 2015 and June 30, 2014, totalled $876,771 and $424,329, respectively.

During the three months ended June 30, 2015, we incurred $137,014 in depreciation expenses, $79,300 in legal and professional fees, $163,623 in general and administrative costs, $5,100 in management fees, $8,066 in advertising and promotion, $307,722 for labor, and $156,971 for rent and insurance.

During the three months ended June 30, 2014, we incurred $39,835 in amortization and depreciation expenses, $56,852 in legal and professional fees, $53,974 in general and administrative costs, $4,666 in management fees, $17,730 in advertising and promotion, $185,784 for labor, and $45,948 for rent and insurance.

For the six months ended June 30, 2015, revenues from medical scans services were $2,759,240 compared to $960,419 for the six months ended June 30, 2014, an increase of 187 % or $1,798,821. The increase in revenue was owing to the additional revenue of PIV, PIN, and PIC as well as an increase in scan volume for SMI.

For the six months ended June 30, 2015 revenues from teleradiology services was $1,065,578 compared to $1,551,643 for the six months ended June 30, 2014, a decrease of 31.32 % or $486,065. The decrease in revenue from teleradiology services of 31.32% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the six months ended June 30, 2015 was 0.8134, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the six months ended June 30, 2014 was 0.917, a difference of about 11.3% The remaining 20.02% decrease in revenue was due to a loss of a major customer in August 2014.

For the six months ended June 30, 2015, cost of sales relating to radiology services were $1,927,704 compared to $1,501,621 for the six months ended June 30, 2014, an increase of 28.4% or $426,083. The increase in cost of sales was due to the overall increase in revenues, as well as the company change in allocating medical imaging technicians wages as part of cost of services starting in the first quarter of 2015.

Operating expenses for the six months ended June 30, 2015 and June 30, 2014, totalled $1,869,950 and $867,040, respectively.

During the six months ended June 30, 2015, we incurred $272,738 in depreciation expense, $222,195 in legal and professional fees including $34,683 in consulting fees pertaining to 4,200,000 stock options issued, $352,425 in general and administrative costs, $23,413 in management fees including $13,213 in management fees pertaining to 1,600,000 stock options issued, $17,582 in advertising and promotion, $639,493 for labor including $34,683 in employee compensation pertaining to 4,200,000 stock options issued, and $314,614 for rent and insurance.

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

The Company’s operations have produced $2,004,301 and $3,824,818 of revenues for the three and six months ended June 30, 2015, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2015 and beyond.

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

As of June 30, 2015, our assets totalled $6,105,397 which consisted of cash balances, accounts receivable, pre - paid expenses, deposits, intangible assets and computer and office equipment. As of June 30, 2015, our total liabilities consisted of accounts payable and accrued liabilities of $1,092,204, obligations under capital lease of $587,435, promissory notes of $381,269, and non-related party convertible notes of $2,423,389 (net of discount). As of June 30, 2015, we had an accumulated deficit of $2,439,357 and a working capital deficit of $2,434,102.

As of June 30, 2015 the Company had promissory notes to non–related parties for a total amount of $381,269. $11,371 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $175,000 of the promissory notes calls for weekly payments of $28,000 towards the principal balance and interest. The final payment was due August 18, 2015. $82,813 of the notes calls for a daily payment of $465 towards the principal and interest with the last payment scheduled for July 7, 2016. $112,085 of the notes calls for a daily payment of $613 towards the principal balance and interest with the last payment scheduled for July 7, 2016.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 14, 2015

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	August 14, 2015