Form 10-Q
period 2015-09-30
MEDICAL IMAGING CORP.
filed 2015-11-16
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015 the Company had outstanding 24,166,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$159,948	$188,206
Accounts Receivable, net	1,235,374	851,884
Prepaid Expenses	46,905	24,165
Total Current Assets	1,442,227	1,064,255
Property and Equipment
Equipment	3,458,377	3,402,671
Less: Accumulated Depreciation	(864,694)	(463,977)
Total Property and Equipment, net	2,593,683	2,938,694

Goodwill	1,977,670	1,977,670
Other Assets
Deposits	11,884	12,463
Loan Receivable	-	1,497
Total Other Assets	11,884	13,960
TOTAL ASSETS	$6,025,464	$5,994,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,069,240	$624,141
Accrued Liabilities	464,163	311,547
Obligations Under Capital Lease, short term portion	212,427	189,923
Promissory Notes, short term portion	427,944	134,999
Royalty Financing, short term portion	102,474	102,219
Convertible Notes, net short term portion	567,055	54,263
Total Current Liabilities	2,843,303	1,417,092
Long Term Liabilities
Obligations Under Capital Lease, long term portion	323,366	459,853
Royalty Financing, long term portion	1,858,204	1,902,698
Convertible Notes, net long term portion	1,865,092	2,332,708
Total Long Term Liabilities	4,046,662	4,695,259
Total Liabilities	6,889,965	6,112,351
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 24,166,481 and 23,946,481 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24,167	23,947
Additional Paid-In Capital	1,970,223	1,876,484
Accumulated Other Comprehensive Gain	107,077	21,393
Accumulated Deficit	(2,965,968)	(2,039,596)
Total Stockholders' Deficit	(864,501)	(117,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,025,464	$5,994,579

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ending		Nine Months Ending
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014
Revenue:
Sales	$1,675,399	$1,275,341	$5,500,217	$3,787,403
Less: Cost of Sales	937,795	711,346	2,865,499	2,212,967
Gross Margin	737,604	563,995	2,634,718	1,574,436

Operating Expenses:
Labor	318,167	221,148	957,660	597,412
General and Administrative	172,640	94,332	525,065	202,829
Depreciation	137,116	50,252	409,854	129,907
Rent Office Space and Servers	128,211	39,534	393,663	113,256
Legal and Professional	82,985	40,322	305,180	138,400
Insurance	20,766	10,724	69,928	33,832
Travel	10,091	4,697	31,202	31,167
Advertising	5,833	8,290	23,415	42,543
Management Fees	5,100	4,778	28,513	13,866
Amortization	-	-	-	22,925
Bad Debt Expense (Recapture)	(849)	(515)	5,530	14,465
Total Operating Expenses	880,060	473,562	2,750,010	1,340,602
Income (Loss)from Operations	(142,456)	90,433	(115,292)	233,834

Other Income and (Expenses):
Other Income	7,326	512	15,971	715
Foreign Currency Gains (Losses)	14,046	145	(3,473)	954
Interest, Discount of Debt & Penalties Expenses	(404,435)	(112,323)	(867,542)	(306,011)
Total Other Income (Expenses)	(383,063)	(111,666)	(855,044)	(304,342)

Loss Before Provision for Income Taxes	(525,519)	(21,233)	(970,336)	(70,508)
Provision for Income (Taxes) Credit	(1,092)	5,122	43,964	5,122
Net Loss	(526,611)	(16,111)	(926,372)	(65,386)
Comprehensive Income	28,633	334	85,684	63
Total Comprehensive Loss	$(497,978)	$(15,777)	$(840,688)	$(65,323)
Basic and Diluted Loss per Share	$(0.021)	$(0.001)	$(0.035)	$(0.003)
Weighted Average Shares Outstanding:
Basic and Diluted	24,166,481	23,850,828	24,143,183	23,688,366

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30	September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(926,372)	$(65,386)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	409,854	129,907
Asset Write Off	-	961
Accrued Interest Converted Into Note	-	209,078
Amortization of Debt Discount	463,383	66,283
Stock-Based Compensation	92,919	150
Amortization of Intangible Assets	-	22,925
Foreign Currency Transaction Loss	579	498
Changes in Operating Assets and Liabilities:
Accounts Receivable	(383,490)	(148,193)
Prepaid Expenses	(22,740)	(29,131)
Loan Receivable	1,497	260
Accounts Payable and accrued liabilities	597,715	115,400
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	233,345	302,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition liability	-	(110,063)
Deposit on Possible Acquisition	-	(20,000)
Equipment Purchase	(45,633)	(372,719)
NET CASH USED IN INVESTING ACTIVITIES	(45,633)	(502,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	1,171,137	-
Proceeds from Convertible Debt	20,000	445,000
Royalty Fee Payment	(310,348)
Principal Payment on Convertible Debt	(45,000)	230,255
Principal Payments on Promissory Notes	(1,004,420)	(26,483)
Principal Payments on Capital Lease Obligations	(133,023)	8,720
NET CASH AND CASH EQUIVALENTS PROVIDE D BY (USED IN) FINANCING ACTIVITIES	(301,654)	196,982
Gain (Loss) due to foreign currency translation	85,684	63
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,258)	(2,985)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,206	77,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,948	$74,315

Cash paid during the year for:
Interest	$261,838	$30,650
Income Taxes	$29,295	$54,864
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$1,040	$37,155
Acquisition Liability Assigned to Loan Payable	$-	$64,937
Acquisition Liability Assigned to Promissory Note	$-	$25,000
Equipment purchased under Capital Lease	$18,997	$-
Accrued Interest converted to Note	$75,039	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

Principle of Consolidation

The consolidated financial statements include the accounts of Medical Imaging, Corp., and our wholly-owned subsidiaries, CTS, SMI, PIV, PIN, and PIC. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’, SMI’s, PIV’s, PIN’s, and PIC’s accumulated earnings prior to their acquisitions (March 2, 2009, December 10, 2012, and November 1, 2014, respectively) are not included in the consolidated balance sheet.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2015, and December 31, 2014, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables. As of September 30, 2015 and December 31, 2014, the allowance for bad debts was $70,203 and $64,673, respectively.

Bad debt recapture for the three months ended September 30, 2015 and 2014 was $849 and $515, respectively.

Bad debt expense for the nine months ended September 30, 2015 and 2014 was $5,530 and $14,465, respectively.

As of September 30, 2015 two customers of CTS totalled approximately 9% of the total accounts receivable. As of December 31, 2014, three customers totalled approximately 16% of the total accounts receivable.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of September 30, 2015, the Company has goodwill of $1,977,670.  Of the total amount, $1,422,670 is as result of the acquisition of SMI on December 10, 2012, and $132,143, $158,571, and $264,286 as a result of the acquisitions of PIC, PIN, PIV, respectively, which occurred on October 31, 2014. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the nine months ended September 30, 2015, CTS held six contracts; four contracts that are renewable on a year-to-year basis, two contracts that are renewable in 2016, and 2018. As described above, in accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

For SMI, PIV, PIN, and PIC revenue is recognized on the date of service, and recorded on an aggregate monthly basis.

Cost of Sales

Cost of sales includes fees paid to radiologists for reading services, transcription fees, equipment repairs, system license and usage costs.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, property, plant, and equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment at least annually.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 - 7 years

Equipment

5 – 7 years

Furniture and Fixtures

3 - 5 years

Non-compete Contract

39 years

Leasehold Improvements

Stock Based Compensation

The Company follows ASC 718, stock compensation; a fair calculation is performed by the Company to establish the “grant date fair value” of each award which will also be the amount recorded by the Company as stock based compensation expense pursuant to the guidance set forth in ASC 718 to produce an estimated fair value.

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

The Company did not recognized stock-based compensation expenses from stock options to non-employees for the three months ended September 30, 2015 and 2014.

The Company recognized stock-based compensation expenses of $34,683 and $0 from stock options granted to non-employees for the nine months ended September 30, 2015 and 2014.

The stock based compensation for the nine months ended September 30, 2015 pertains to stock options granted to non-employees. The options were valued using the BOPM and included in the Legal and professional operating expenses in the consolidated statements of operations.

The Company recognized stock-based compensation expenses of $0 from stock and stock options granted to employees for the three months ended September 30, 2015, and 2014, respectively.

The Company recognized stock-based compensation expenses of $58,236, and $150 from stock and stock options granted to employees for the nine months ended September 30, 2015, and 2014, respectively.

The stock based compensation for the nine months ended September 30, 2015 includes stock options granted to employees of $47,896.

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

The Company recognized a foreign currency gain on transactions from operations of $14,046 and foreign currency gain of $145 for the three months ended September 30, 2015 and 2014, respectively.

The Company recognized a foreign currency loss on transactions from operations of $3,473 and foreign currency gain of $954 for the nine months ended September 30, 2015 and 2014, respectively.

The Company recognized total comprehensive income of $28,633 and $334 for the three months ended September 30, 2015 and 2014, respectively.

The Company recognized total comprehensive income of $85,684 and $63 for the nine months ended September 30, 2015 and 2014, respectively.

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

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Continuing operations:
Total Comprehensive Loss	$(497,978)	$(15,777)	$(840,688)	$(65,323)
Total	$(497,978)	$(15,777)	$(840,688)	$(65,323)

Total Comprehensive Loss	$(497,978)	$(15,777)	$(840,688)	$(65,323)

Denominator:
Weighted average number of shares outstanding – basic and diluted	24,166,481	23,850,828	24,143,183	23,688,366

EPS:
Basic:
Total Comprehensive Loss	$(0.021)	$(0.001)	$(0.035)	$(0.003)
Net Loss	$(0.021)	$(0.001)	$(0.035)	$(0.003)

Diluted
Total Comprehensive Loss	$(0.021)	$(0.001)	$(0.035)	$(0.003)
Total Comprehensive Loss	$(0.021)	$(0.001)	$(0.035)	$(0.003)

Recent Accounting Updates

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Note 3. Property and Equipment

For the nine months ended, September 30, 2015, the Company has acquired additional computer equipment of $30,834 for its CTS subsidiary and additional medical imaging equipment hardware of $33,796 for its PIV subsidiary.

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At September 30, 2015 and December 31, 2014, the major class of property and equipment were as follows:

	September 30, 2015	December 31, 2014	Estimated useful lives
Computer/Office Equipment	$457,776	$435,867	3-7 years
Medical Equipment	2,156,820	2,123,023	3-7 years
Leasehold Improvements	843,781	843,781	39 years
Less: Accumulated Depreciation	(864,694)	(463,977)
Net Book Value	$2,593,683	$2,938,694

Depreciation expense was $137,116 and $50,252 for the three months ended September 30, 2015 and 2014, respectively.

Depreciation expense was $409,854 and $129,907 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company has evaluated the transactions and believes that the historical cost of the tangible and intangible assets acquired approximated the fair market value given the current nature of the assets acquired.  As part of the acquisitions, the Company has acquired aggregate Goodwill of $555,000. The Company expects to amortize the full amounts of goodwill for tax purposes. The Company will perform annual testing of goodwill for impairment.

The amounts of revenue and gross earnings included in the consolidated income statement for the nine months ended September 30, 2015 and 2014 are as follow:

Nine Months Ended September 30, 2015	Total	PIV	PIN	PIC
Revenue	$2,282,359	1,064,262	555,754	662,343
Gross Margin	$1,329,854	591,889	328,564	409,401

Nine Months Ended September 30, 2014	Total	PIV	PIN	PIC
Revenue	$-	-	-	-
Gross Margin	$-	-	-	-

Costs related to the acquisitions, which include legal fees, in the aggregate amount of about $29,500 have been charged directly to operations and are included in legal and professional expenses in the 2014 consolidated income statement.

Note 5. Goodwill

The change in the carrying amount of goodwill for the two years ended September 30, 2015 was:

Balance as of January 1, 2014	$1,422,670
Acquisition of goodwill during the year	555,000
Changes in goodwill during the year	-
Balance as of December 31, 2014	1,977,670
Changes in goodwill during the year	-
Balance as of September 30, 2015	$1,977,670

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

SMI has a lease for office space in Dallas, Texas of approximately $880 per month. The lease will expire in August 31, 2016.

PIV has a lease for office space in Venice, Florida. The lease will expire October 1, 2016. Monthly rental amounts are $15,377 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2016. Monthly rental amounts are $5,512 per month.

Expected Lease commitments for the next three years:

Year	Office Space	Servers	Total
2015	$133,269	$4,500	$137,769
2016	423,943	18,000	441,943
2017	186,516	6,000	192,516
	$743,727	$28,500	$772,227

Note 7. Accounts Payable and Accrued Liabilities

As of September 30, 2015 and December 31, 2014, the trade payables and accrued liabilities of the Company were $1,533,403 and $935,688, respectively.

Of the total amount as of September 30, 2015, $1,069,240 was related to ongoing operations representing a balance owing to trade payables. $288,502 was related to accrued payroll and withholdings liabilities, and $175,661 was related to Federal and State income tax owing.

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

The gross amount of the equipment held under capital leases totals $555,000 ($240,583 net book value after accumulated amortization of $314,417) at September 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $27,750 for the three months ended September 30, 2015 and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $83,250 for the nine months ended September 30, 2015 and 2014, respectively.

SMI X-ray Machine Capital Lease:

On July 03, 2014, Company has entered into a capital lease agreement to lease the x-ray machine that was delivered and installed in July 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $1,495, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $78,250.

The gross amount of the x-ray machine held under the capital lease is $78,250 ($58,688 net book value after accumulated amortization of $19,562) at September 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $3,913 for the three months ended September 30, 2015 and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $11,738, and $3,913 for the nine months ended September 30, 2015 and 2014, respectively.

SMI PACS/RIS System Capital Lease:

On August 19, 2014, the Company has entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $3,115, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $162,333.

The gross amount of the PACS/RIS system held under the capital lease is $162,333 ($116,133 net book value after accumulated amortization of $46,200) at September 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $8,117, and $4,058 for the three months ended September 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $24,350, and $4,058 for the nine months ended September 30, 2015, and 2014, respectively.

PV, PN, PC PACS/RIS Capital Lease:

On November 26, 2014, the Company has entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, PIV, is to make monthly payments of $3,094, plus applicable sales tax, over a period of 60 months. At the end of the lease, PIV will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $167,107.

The gross amount of the PACS/RIS system held under the capital lease is $167,107 ($140,648 net book value after accumulated amortization of $26,459) at September 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $8,355, and $0 for the three months ended September 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $25,065, and $0 for the nine months ended September 30, 2015, and 2014, respectively.

PV, PN, PC Computers Capital Lease:

On December 10, 2014, the Company has entered into a capital lease agreement to lease computers that were delivered and installed in December 2014. Under the terms of the lease, the Company is to make monthly payments of $813.16, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $25,108.

The gross amount of the computers held under the capital lease is $25,108 ($20,575 net book value after accumulated amortization of $6,625) at September 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $2,092, and $0 for the three months ended September 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $6,277, and $0 for the nine months ended September 30, 2015, and 2014, respectively.

CTS Computers Lease

On January 21, 2015, the Company has entered into a capital lease agreement to lease computers that were installed on the same date of acceptance. Under the terms of the lease, the company is to make monthly payments of $546, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $18,997 (amount is carried in Canadian dollar).

The gross amount of the computers held under the capital lease is $18,997 ($14,776 net book value after accumulated amortization of $4,221) at September 30, 2015.

Amortization of the capital lease assets is included in the depreciation expense of $1,683, and $0 for the three months ended September 30, 2015, and 2014, respectively.  Amortization of the capital lease assets is included in the depreciation expense of $4,488, and $0 for the nine months ended September 30, 2015, and 2014, respectively.

Minimum future lease payments under the capital leases as of September 30, 2015 are as follow:

Minimum Lease Payments	Total	SMI MRI	SMI PACS/RIS Lease	SMI Xray Lease	PV,PN, PC PACS/RIS Lease	PV,PN,PC Computers Lease	CTS Computers Lease
2015	$60,255	33,038	9,345	4,486	9,308	2,439	1,639
2016	240,916	132,152	37,380	17,944	37,128	9,758	6,554
2017	107,951	-	37,380	17,944	37,128	8,945	6,554
2018	93,545	-	37,380	17,944	37,128	-	1,092
2019	83,356	-	34,265	11,963	37,128	-	-
2020	3,094	-	-	-	3,094	-	-

Total minimum lease payments	589,118	165,190	155,750	70,282	160,914	21,142	15,840
Less amount representing interest	53,342	11,027	17,377	8,168	14,082	2,250	437

Present value of minimum lease payments	535,776	154,163	138,373	62,114	146,832	18,892	15,403
Less current portion of minimum lease payments	212,427	121,695	30,288	14,432	31,541	8,199	6,272

Long-term capital lease obligations	$323,349	32,468	108,085	47,682	115,291	10,693	9,131

Note 9. Convertible Notes

Series B:

On December 3, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000. On March 27, 2013, the Company sold an additional $150,000 of Series B Notes.

Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each holder of Series B Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. $1,865,000 of Series B Notes issued on December 3, 2012 mature on July 1, 2018; and $150,000 of Series B Notes issued March 27, 2013 mature on March 31, 2016.

For the nine months ended September 30, 2015, $181,350 of accrued interest was recorded on the notes and paid.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the nine months ended September 30, 2015 was $61,068.

The Details of Series B Notes are as follows:

Issuance	December 31,	December 31,	Nine Months	Nine Months	Nine Months	September 30,	Maturity
Date	2014	2014	Ended	Ended	Ended	2015	Date
	Balance	Unamortized	September 30,	September 30,	September 30,	Balance, net
		Discount	2015	2015	2015
		Beginning	Interest	(Payments)	Amortization
		Balance	Accrued		of Debt
					Discount
03-Dec-12	$25,000	$(344)	$2,250	$(2,250)	$281	$24,937	31-Dec-15
03-Dec-12	125,000	(5,594)	11,250	(11,250)	3,731	123,137	31-Dec-15
03-Dec-12	50,000	(1,031)	4,500	(4,500)	844	49,813	31-Dec-15
03-Dec-12	25,000	(344)	2,250	(2,250)	281	24,937	31-Dec-15
03-Dec-12	25,000	(344)	2,250	(2,250)	281	24,937	31-Dec-15
03-Dec-12	25,000	(344)	2,250	(2,250)	281	24,937	31-Dec-15
03-Dec-12	1,500,000	(61,875)	135,000	(135,000)	50,625	1,488,750	01-Jul-18
03-Dec-12	50,000	(1,031)	4,500	(4,500)	844	49,813	31-Dec-15
03-Dec-12	15,000	(206)	1,350	(1,350)	169	14,963	31-Dec-15
03-Dec-12	100,000	(3,656)	9,000	(9,000)	2,569	98,913	31-Dec-15
27-Mar-13	25,000	(646)	2,250	(2,250)	388	24,742	31-Mar-16
27-Mar-13	25,000	(646)	2,250	(2,250)	388	24,742	31-Mar-16
27-Mar-13	25,000	(646)	2,250	(2,250)	388	24,742	31-Mar-16
Total	$2,015,000	$(76,706)	$181,350	$(181,350)	$61,068	$1,999,362

Following are maturities of the long –term debt in Series B Notes:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$365,000	$60,450	$14,088
2016	150,000	184,500	1,550
2017	-	180,000	-
2018	1,500,000	90,000
Total	$2,015,000	$514,950	$15,638

Series C:

On May 22, 2014, the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. On August 25, 2014, October 31, 2014 and February 17, 2015, the Company sold an additional $75,000, $50,000 and $20,000, respectively of “series C notes”.

The total number of shares issued was 240,000 shares of common stock of the Company.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the nine months ended September 30, 2015 was $3,772.

For the nine months ended September 30, 2015, $21,200 in accrued interest was recorded on the notes and paid.

Issuance	December 31,	Unamortized	Nine Months	Nine Months	Nine Months	Nine Months	September 30,	Maturity
Date	2014	Discount	Ended	Ended	Ended	Ended	2015	Date
	Balance	Beginning	September 30,	September 30,	September 30,	September 30,	Balance, net
		Balance	2015	2015	2015	2015
			Proceeds	Interest	(Payments)	Amortization
				Accrued		of Debt
						Discount
22-May-14	$50,000	$(2,417)	$-	$4,500	$(4,500)	$750	$48,333	31-May-17
22-May-14	22,500	(1,088)	-	2,025	(2,025)	338	21,750	31-May-17
22-May-14	22,500	(1,088)	-	2,025	(2,025)	338	21,750	31-May-17
25-Aug-14	50,000	(3,419)	-	4,500	(4,500)	993	47,574	31-October-17
25-Aug-14	25,000	(1,709)	-	2,250	(2,250)	496	23,787	31-October-17
31-Oct-14	50,000	(2,479)	-	4,500	(4,500)	656	48,177	31-October-17
17-Feb-15	-	(1,040)	20,000	1,400	(1,400)	202	19,162	17-February-18
Total	$220,000	$(13,240)	$20,000	$21,200	$(21,200)	$3,772	$230,532

Following are maturities of the long –term debt in Series C Notes:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$-	$7,200	$1,105
2016	-	24,400	4,876
2017	220,000	12,650	3,429
2018	20,000	400	58
Total	$240,000	$44,650	$9,468

Individually issued Convertible Note:

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the non-affiliate will receive 300,000 shares as part of the note agreement.

For the nine months ended September 30, 2015, $21,533 of accrued interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares given, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the nine months ended September 30, 2015 was $6,375.

Summary of the note is as follows:

	September 30, 2015	December 31, 2014
Convertible note Beginning Balance	$260,000	$300,000
Less: unamortized debt discount	(12,750)	(19,125)
Convertible notes principal, net	247,250	280,875

Less: Payments in Period	(66,533)	(66,504)
Added: Accrued interest	21,533	26,504
Total Convertible note, net	$202,250	$240,875
Less: short term portion, net	56,442	54,263
Long term portion, net	$145,808	$186,612

Following are maturity of the individually issued convertible note for each of the next 5 years:

	Principal Payments	Interest Payments	Amortization of Discount
2015	$15,000	$6,352	$2,125
2016	60,000	20,748	8,500
2017	140,000	2,625	2,125
Total	$215,000	$29,725	$12,750

Note 10. Promissory Notes

In June 2014, $64,937 of the SMI acquisition liability that was due as part of SMI acquisition was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity. The note has been fully paid in February 2015.

In December 2014, the Company issued a short term loan payable to a non-related party for $50,000 in proceeds. The note is due on demand and does not accrue interest. For the nine months ended September 30, 2015, the Company made payments of $54,000 towards the balance and has received additional proceeds of $4,000. As of September 30, 2015, the loan is paid out in full.

For the nine months ended September 30, 2015, the Company has issued loans total of $720,000, the loans terms call for weekly payments of $28,000 towards the principal balance and interest. The final payment was due August 18, 2015.

For the nine months ended September 30, 2015, the Company issues loans total of $429,000, the loans call for weekly payments of $13,000 towards the principal balance and interest. The final payment is due April 5, 2016.

In June 2015, the Company has issued a loan of $120,700, the loan terms call for a daily payment of $453, towards the principal balance and interest. The final payment is due July 7, 2016.

In June 2015 the company has issued a loan of $163,362, the loan terms call for a daily payment of $613, towards the principal balance and interest. The final payment is due July 7, 2016. Amounts are carried in Canadian Dollars.

A summary of the promissory notes is as follows:

Promissory notes at January 1, 2014	$45,015

Added: Note assigned through December 31, 2014	64,937
Added: Accrued Interest through December 31, 2014	6,069
Added: Proceeds through December 31, 2014	50,000
Less: Payments through December 31, 2014	(31,022)

Promissory notes at December 31, 2014	$134,999

Added: Accrued Interest through September 30, 2015	2,000
Added: Proceeds through September 30, 2015	1,425,835
Less: Payments through September 30, 2015	(1,004,973)
Added: Discount through September 30, 2015	(129,917)
Promissory notes at September 30, 2015	$427,944
Less: Short term portion	427,944
Long term portion September 30, 2015	$-

Note 11. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to the seller based on a percentage of the total of certain revenue items and subject to a minimum payment amount. For the nine months ended September 30, 2015, the Company paid a total of $346,378 in royalty payments. The amount financed is recorded net of discount to be amortized of the term. As of September 30, 2015 the Company has recorded discount amortization expense of $307,056. The balance as shown on the consolidated balance sheet as of September 30, 2015 is $1,960,679.

Note 12. Major Customers

For the nine months ending September 30, 2015 and 2014, revenue was derived primarily from radiology services.

Major customers representing more than 10% of total revenue for the nine months ended September 30, 2015 and 2014 are as follow:

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
Customers	Revenue amount	Revenue percentage	Revenue amount	Revenue percentage
Contract A	$-	0%	$650,079	17%
Contract E	436,666	12%	698,618	18%
Contract F	262,019	7%	430,57	11%

There were no closing balances for accounts receivable greater than 10% of total balance.

Note 13. Major Vendors

There were no major vendors for the nine months ended September 30, 2015.

Note 14. Related Party Transactions

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 15. Fees paid to the related party consultant are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period. At September 30, 2015, the Company had $0 balance owing for services rendered.

Note 15. Common Stock Transactions

On January 27, 2015, the Company granted options as considerations for services provided by the CEO of the company. The options are to purchase up to 4,200,000 shares of common stock, with an exercise price equal to $0.15 per share. The options shall have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683.

On January 27, 2015, the Company granted options as considerations for consulting services provided to the company. The options are to purchase up to 4,200,000 shares of common stock, with an exercise price equal to $0.15 per share. The options shall have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683.

On January 27, 2015, the Company granted options as considerations for services provided by the CFO of the Company. The options are to purchase up to 1,600,000 shares of common stock, with an exercise price equal to $0.15 per share. The options shall have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $13,213.

For the nine months ended September 30, 2015, 200,000 shares were issued for services valued at $10,340 based upon the closing price of the Company’s common stock at the grant date.

For the nine months ended September 30, 2015, 20,000 shares were issued as part of series C convertible note agreements. The shares were valued at $1,040 based upon the closing price of the Company’s common stock at the grant date.

For the year ended December 31, 2014, 5,000 shares were issued for services valued at $150 based upon the closing price of the Company’s common stock at the grant date.

For the year ended December 31, 2014, 300,000 shares were issued as part of individually issued convertible note agreements. The shares were valued at $25,500 based upon the closing price of the Company’s common stock at the grant date.

For the year ended December 31, 2014, 220,000 shares were issued as part of series C convertible note agreements. The shares were valued at $14,280 based upon the closing price of the Company’s common stock at the grant date.

Note 16. Income Tax

The Company follows ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Note. 17. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $926,372 for the nine months ended September 30, 2015 as well as a working capital deficit of $1,401,076. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2015, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 18. Subsequent events

Subsequent to quarter end, a non-related party holder of $1,500,000 of series B convertible has agreed to extend the maturity date to July 1, 2017. As consideration for this extension, the company will issue to the holder a warrant to purchase 1,500,000 shares of common stock of the company at an exercise price of $0.07 per share, which warrant will be exercisable from November 16, 2015 to and including July 1, 2018.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three and nine months ended September 30, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Business description

Medical Imaging Corp. (“MIC”), is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate five wholly-owned subsidiaries: Canadian Teleradiology Services, Inc., which operates as Custom Teleradiology Services; Schuylkill Open MRI., which operates as Schuylkill Medical Imaging.; Partners Imaging Center of Venice, LLC; Partners Imaging Center of Naples, LLC; and Partners Imaging Center of Charlotte, LLC. With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

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

Combined, the Florida operations have approximately 18 employees, including center managers.  Radiology reads are provided by a third party radiology consulting group.

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

U.S. Government Regulation

Our US subsidiaries are subject to extensive regulation under federal, State, and local laws.  This includes, but is not limited to complying with HIPPA, Accreditation standards, Medicare and private insurance standards. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

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

Operations

CTS

During the third quarter, CTS was focusing on client relations, and business opportunities to add new clients.

SMI

In the third quarter, efforts were directed to continually increase patient scans across all modalities.  Volume was strong with year over year increases.  Marketing efforts continue to focus on referring physician satisfaction, patient experience at the clinic, quality read reporting and community involvement.

PIV, PIN, PIC, (Florida)

The third quarter was consistent with the prior year’s scan volume.  The Company continued to work on the necessary permitting required to process billings for medical scans and readings. Licensing was granted subsequent to quarter end in October 2015 and the company is now able to process billings in house which will eliminate billing services fees, as well as contract radiologists at better reading fees rates. The third quarter is considered the softest for Florida due to less tourists, snowbirds, and vacation by local residents.

Each center paid specific attention to marketing efforts and patient satisfaction.

Overall Operating Results:

For the three months ended September 30, 2015, revenues from medical scans services were $1,162,210 compared to $594,664 for the three months ended September 30, 2014, an increase of 95% or $567,546. The increase in revenue was owing to the additional revenue of PIV, PIN, and PIC, as well as an increase in scan volume for SMI.

For the three months ended September 30, 2015 revenues from teleradiology services was $513,189 compared to $680,677 for the three months ended September 30, 2014, a decrease of 25% or $167,488. The decrease in revenue from teleradiology services of 25% is related to revenues carried in Canadian dollar and a client which stopped service mid 2014. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended September 30, 2014 was 0.9216, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended September 30, 2015 was 0.7557, a difference of 22%. The remaining 3% decrease in revenue was due to a loss of a major customer in August 2014.

For the three months ended September 30, 2015, cost of sales relating to radiology services were $937,795 compared to $711,346 for the three months ended September 30, 2014, an increase of 32% or $226,449. The increase in cost of sales was due to the overall increase in revenues, as well as the company change in allocating medical imaging technicians wages as part of cost of services starting in the first quarter of 2015.

Operating expenses for the three months ended September 30, 2015 and, September 30, 2014, totalled $880,060 and $473,562, respectively.

During the three months ended September 30, 2015, we incurred $137,116 in depreciation expenses, $82,985 in legal and professional fees, $172,640 in general and administrative costs, $5,100 in management fees, $5,833 in advertising and promotion, $318,167 for labor, and $148,977 for rent and insurance.

During the three months ended September 30, 2014, we incurred $50,252 in amortization expense, $40,322 in legal and professional fees, $94,332 in general and administrative costs, $4,778 in management fees, $8,290 in advertising and promotion, $221,148 for labor, and $50,258 for rent and insurance.

For the nine months ended September 30, 2015, revenues from medical scans services were $3,921,450 compared to $1,555,083 for the nine months ended September 30, 2014, an increase of 152 % or $2,366,367. The increase in revenue was owing to the additional revenue of PIV, PIN, and PIC as well as an increase in scan volume for SMI.

For the nine months ended September 30, 2015 revenues from teleradiology services was $1,578,767 compared to $2,232,320 for the nine months ended September 30, 2014, a decrease of 29 % or $653,553. The decrease in revenue from teleradiology services of 29% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the nine months ended September 30, 2015 was 0.7937, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the nine months ended September 30, 2014 was 0.9184, a difference of about 16%. The remaining 14% decrease in revenue was due to a loss of a major customer in August 2014.

For the nine months ended September 30, 2015, cost of sales relating to radiology services were $2,865,499 compared to $2,212,967 for the nine months ended September 30, 2014, an increase of 29% or $652,532. The increase in cost of sales was due to the overall increase in revenues, as well as the company change in allocating medical imaging technicians wages as part of cost of services starting in the first quarter of 2015.

Operating expenses for the nine months ended September 30, 2015 and 2014, totalled $2,750,010 and $1,340,602, respectively.

During the nine months ended September 30, 2015, we incurred $409,854 in depreciation expense, $305,180 in legal and professional fees including $34,683 in consulting fees pertaining to 4,200,000 stock options issued, $525,065 in general and administrative costs, $28,513 in management fees including $13,213 in management fees pertaining to 1,600,000 stock options issued, $23,415 in advertising and promotion, $957,660 for labor including $34,683 in employee compensation pertaining to 4,200,000 stock options issued, and $463,591 for rent and insurance.

During the nine months ended September 30, 2014, we incurred $152,832 in amortization and depreciation expenses, $138,400 in legal and professional fees, $202,829 in general and administrative costs, $13,866 in management fees, $42,543 in advertising and promotion, $597,412 for labor, and $147,088 for rent and insurance.

High legal and professional expenses for the three and nine months ended September 30, 2015 were due to dealings with attorneys in regards to the Florida health agency required permitting. The Company estimated associated cost to total about $90,000 for the nine months ended September 30, 2015. Licensing was granted in October 2015; as such the company is expected to substantially reduce its legal expenses in future periods.

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

The Company’s operations have produced $1,675,399 and $5,500,217 of revenues for the three and nine months ended September 30, 2015, respectively, which have been used to fund its operating expenses and to reduce its liabilities. The Company expects that current operations will be able to cover its operating expenses on an ongoing basis through 2015 and beyond.

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

As of September 30, 2015, our assets totalled $6,025,464 which consisted of cash balances, accounts receivable, pre - paid expenses, deposits, intangible assets and property and equipment. As of September 30, 2015, our total liabilities consisted of accounts payable and accrued liabilities of $1,533,406, obligations under capital lease of $535,793, promissory notes of $427,944, and non-related party convertible notes of $2,432,147 (net of discount). As of September 30, 2015, we had an accumulated deficit of $2,965,968 and a working capital deficit of $1,401,076.

As of September 30, 2015, the Company had promissory notes to non–related parties for a total amount of $427,944. $10,266 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note is expected to mature on February 18, 2016. $265,000 of the promissory notes call for weekly payments of $13,000 towards the principal balance and interest. The final payment was due April 6, 2016. $67,541 of the notes calls for a daily payment of $465 towards the principal and interest with the last payment scheduled for July 7, 2016. $85,137 of the notes call for a daily payment of $571 towards the principal balance and interest with the last payment scheduled for July 7, 2016.

On December 5, 2012, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and $365,000 is due December 31, 2015, and $1,500,000 is due on July 1, 2018. On March 27, 2013 the Company sold an additional $150,000 of Series B Notes.  These notes have the same terms and mature on March 31, 2016. The Notes are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of the Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 5,315,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements.

On March 26, 2014 the Company issued $300,000 in convertible note (“Individually issued note”) to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of the Note is presented in Note 9 to the consolidated financial statements.

On May 22, 2014, the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares issued was 95,000 shares of common stock of the Company. A detailed schedule of the Notes is presented in Note 9 to the consolidated financial statements. On October 31, 2014, the Company sold, through private placement to accredited investor, an additional series C note in the principal amount of $50,000, and has issued 50,000 shares of common stock of the company accordingly.

In May 2014, the Company received proceeds of $50,000 through private placement from an accredited investor, and in June 2014 the Company assigned $25,000 of the SMI acquisition liability that was due as part of SMI acquisition (see Note 4) to loans payable. The loans were held with the Company until they were registered with Pennsylvania Securities Commission and were permitted to sell to the Pennsylvania residents investors Series C convertible note. On August 25, 2014 Series C Notes were issued to the investors and 75,000 shares of common stock of the Company were issued.

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

PART II

ITEM 1. Legal Proceedings

On December 27, 2011, Geoffrey Blackner v. Schuylkill Open MRI, et al litigation, docketed in the Schuylkill County Court of Common Pleas, No. S15802011 was commenced against SMI by Mr. and Mrs. Blackner (“Plaintiffs”). The Plaintiffs allege that a radiologist at Schuylkill Medical Center was negligent in not finding the T1-2 disc herniation when interpreting a CT scan of Mr. Blackner’s head and neck. They further allege that a second doctor was negligent in not finding the T1-2 disc herniation when interpreting an MRI of Mr. Blackner’s cervical spine. Plaintiffs allege that SMI is vicariously liable for this negligence, because the second doctor was an independent contractor of SMI. Plaintiffs’ argue that the delay in discovering the T1-2 disc herniation, and thus the delay in surgery for that disc herniation, resulted in the damages to Mr. Blackner, specifically to his right hand. Mrs. Blackner has a loss of consortium claim.  SMI has passed this case to its insurer and has received a full indemnity from the seller of SMI to MIC for this claim. The Company has fully paid its insurance deductible and does not anticipate any further monetary damages from this claim.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	November 16, 2015

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	November 16, 2015