Form 10-K
period 2015-12-31
MEDICAL IMAGING CORP.
filed 2016-04-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Aggregate market value of the 14,776,553 outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $772,913, based on the closing sales price of the registrant’s common stock on that date.

There were 25,561,481 shares of common stock outstanding as of April  06, 2016.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Medical Imaging Corp., (“MIC” or the “Company”), a Nevada Corporation was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”). CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics in Canada. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”), an independent diagnostic imaging facility located in Pottsville, Pennsylvania. In 2014, the company purchased Partners Imaging Center of Venice, LLC (“PIV”) located in Venice, Florida; Partners Imaging Center of Naples, LLC (“PIN”) located in Naples, Florida; and Partners Imaging Center of Charlotte, LLC (“PIC”) located in Port Charlotte, Florida.

Business Description

Medical Imaging Corp. (“MIC”) is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate five wholly-owned subsidiaries: CTS, SMI, PIV, PIN, and PIC. With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

MIC’s mission is to provide quality medical diagnostic imaging services to its patients across North America, delivering convenience, accuracy and the highest standards of care and service.  Our Company’s mandate is to make available, on a timely basis, valued-based on-site and remote medical imaging services for patients, hospitals, workers compensation boards and insurance companies.

CTS

•

CTS provides remote reading and reporting of medical diagnostic imaging scans, otherwise known as Teleradiology, for rural hospitals and clinics in Canada. Our network of board certified radiologists are providing medical imaging interpretations for our clients, helping to speed diagnoses, while seeking to improve outcomes and enhance patient care.

•

On a 24/7/365 basis, CTS receives diagnostic imaging scans from hospitals, clinics and referring physicians, and transmits them to qualified radiologists, who are typically located in large urban medical centers. The receiving radiologist reads and interprets the diagnostic images and associated clinical data and prepares medical reports on the findings, which are in turn transmitted to the client allowing the hospital or physician to continue with patient care.

•

CTS specializes in reading Magnetic Resonance Imaging (MRI), Computed Tomography (CT), Positron Emission Tomography (PET), Ultrasound (US), Nuclear Medicine (NM), Digital Mammography (MAMMO), X-Ray and Bone Mineral Densitometry (BDM) modalities.

•

CTS uses a leading brand Picture Archiving and Communications System (PACS) to ensure high resolution images can be delivered for interpretation in a quick, secure and highly dependable manner.  CTS also works with our third-party IT Company to ensure the workstations used by our contracted radiologists and CTS servers are functioning properly.

•

Guided by the Canada Health Act of 1984, healthcare in Canada is delivered through a publicly funded healthcare system, which is mostly free at the point of use and has most services provided by private entities.  CTS’ revenues are derived from service agreements we enter into with hospitals, clinics and other medical facilities where patients are treated.  Fees for services provided by CTS are billed to the government by each CTS client, which, upon being paid by the government, remits payment to CTS in accordance with the contracted payment terms.

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

SMI

SMI operates a medical imaging facility serving patients in Schuylkill County, Pennsylvania. SMI has provided high quality medical diagnostic imaging services for more than 13 years in a caring, safe and convenient environment.  Located in Pottsville, Pennsylvania and accredited by the American College of Radiology, SMI has the first and only Open MRI in Schuylkill County and has earned a strong reputation within the communities it serves through its board certified radiologists, highly trained technologists, medical equipment and advanced technology matched with high quality care and service.

Our facility currently houses two types of MRI systems – both of which provide anatomic detail and are particularly useful for diagnostic tests and procedures requiring high resolution.  Our digital imaging equipment includes a Siemens Concerto Open MRI System, as well as a closed 1.5 T Siemens Symphony MRI System.  The open MRI system is open on three sides, providing a panoramic 270° view – ideal for pediatric patients and those who may suffer from claustrophobia or are large bodied.    SMI is capable of facilitating MRI procedures that include cranial, spinal, abdominal, pelvic, musculoskeletal and head/neck scans.

SMI’s business is highly reliant upon referrals from area physicians and group practices and does not maintain dedicated or contractual relationships with hospitals or clinics.  In fact, hospitals and clinics may compete with SMI to provide services to patients.  We believe that our community presence assists referring physicians with further enhancing their practices by providing well-coordinated and responsive care to their patients who require diagnostic imaging services. Therefore we maintain an active outreach program, with the goal of seeing that the SMI brand and quality service offerings are well represented and communicated to practicing physicians in the region and to local healthcare consumers who exercise their own personal discretion in determining at what local medical imaging facility they choose to have their imaging procedures performed.

Florida Operations (PIV, PIN, PIC)

MIC owns three diagnostic centers in the State of Florida, operating under the names of Partners Imaging Center of Venice, LLC, Partners Imaging Center of Charlotte, LLC, and Partners Imaging Center of Naples, LLC.  These centers have been operating under the Partners name for more than five years and have been in their respective locations from 8 to 15 years. The centers rely on referring physicians and marketing efforts to drive business.  The centers offer a 1.5T MRI and 16 slice CT in Naples, a 1.5T MRI in Charlotte, and 3T MRI, 16 slice CT, ultrasound and X-ray at the Venice location. Reports are provided to the patients’ physician within 24 hours and as quick as 60 minute for emergency exams.

Industry Overview

About Teleradiology

Teleradiology encompasses the electronic transmission of medical images from one healthcare location to another via the Internet. Teleradiology bridges the gap between the imbalanced demand and supply of radiologists and diagnostic services across the globe. Efficient image transfer demands three major components, an image capture and sending station, telecommunication channels (such as the Internet), and lastly, an image receiving station.

Initially, the image transfer process was tedious and time consuming, coupled with no assurance of image clarity and quality.  That has all changed with the rapid evolution of imaging processing and transmission tools and technologies.  Today, Teleradiology has emerged as a viable and cost effective alternative for many hospitals and clinics worldwide needing better coverage for imaging reading and interpretations.

Teleradiology improves patient care by allowing radiologists to provide services without actually having to be at the location of the patient. This is important when a sub-specialist, such as a MRI Radiologist, Neuroradiologist, Pediatric Radiologist or Musculoskeletal Radiologist is required, as these professionals are generally only located in large metropolitan areas.  Moreover, sharing high quality images at high speed saves precious time for medical staff and patients, and allows physicians to be better connected, work smarter and make more confident decisions.  Teleradiology allows hospitals in remote rural communities the ability to provide patient care 24 hours a day.  Rural communities are able to receive the same high end healthcare and service that those in large urban centers experience and expect.

Teleradiology allows trained specialists to be available 24/7 – including those with difficult-to-find sub-specialties, such as MRI Radiology, Neuroradiology and Pediatric Neuroradiology.

CTS’ network utilizes secured network technologies such a wide area networks (WAN) or a local area networks (LAN) that are fully compatible with highly specialized software that is used to transmit the images and enable our radiologists to effectively analyze what can be hundreds of images for a given study. Advanced technologies that include graphics processing, voice recognition and image compression are often used in Teleradiology.

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

About CT or CAT

A CT or CAT scan uses a computer that takes data from several X-ray images of structures inside the body and converts them into pictures on a monitor. Tomography is the process of generating a 2-dimensional image of a slice or section through a 3-dimensional object; similar to looking at one slice of bread within the whole loaf.

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

U.S. Government Regulation

Our U.S. subsidiaries are subject to extensive regulation under federal, State, and local laws.  This includes, but is not limited to complying with HIPPA, accreditation standards, Medicare/Medicaid and private insurance standards. Generally our MRI facilities must be licensed by the state, unless we can qualify for an applicable exemption. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

Competition

We compete with numerous private diagnostic imaging clinics and both private and public hospitals. We also compete for the hiring of qualified medical experts and MRI, CT and x-ray technicians to perform and evaluate the diagnostic imaging scans.  Most of our current competitors have, and our future competitors are expected to have, greater resources than us. Therefore, our ability to compete largely depends on our financial resources and capacity.

Customers

Between direct hospital contracts and satellite hospitals that feed into the main hospital, we have a client roster of 15 hospitals that utilize CTS. The loss of any of these clients would have a negative impact on the Company.

The diagnostic imaging centers rely on a referral base of specialized and family practitioners in each respective community. The average center may have over 100 local physicians that refer patients to us for medical imaging services.  In addition, each center uses marketing efforts and community involvement to reach out and educate patients that they have a choice as to where to have a scan.

For our Florida centers, we have a sizeable amount of self-pay patients in the winter time from foreign visitors.

Employees

MIC currently has one full time executive (Chief Executive Officer), one part time executive (Chief Financial Officer) and approximately 40 employees who include accounting staff, administrators, as well as technical employees and imaging center location managers. In addition, the Company employs as many as 40 sub-contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

The company leases office space as follows:

Location	Subsidiary	Square feet	Monthly cost
Toronto, Canada	CTS	2,100	$6,000
Pottsville, Pennsylvania	SMI	4,212	$7,101
Pottsville, Pennsylvania	SMI	700	$2,000
Dallas, Texas	SMI	400	$880
Venice, Florida	PIV	5,400	$15,377
Naples, Florida	PIN	4,574	$9,543
Port Charlotte, Florida	PIC	2,500	$5,512

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

ITEM 4. MINE SAFETY AND DISCLOSURE

N/A

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the OTC Markets QB (“OTC”) under the stock symbol MEDD. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2015 and 2014 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2015		2014
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.045	$0.045	$0.100	$0.050
September 30	$0.059	$0.045	$0.115	$0.050
June 30	$0.061	$0.052	$0.110	$0.046
March 31	$0.095	$0.052	$0.255	$0.030

Holders

As of April 06, 2016, we had 86 shareholders of record of our common stock, and the closing sales price on that date for our common stock was $0.0602 per share.  We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a large number of shares of our common stock is held through brokerage firms in “street names.”

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2002 Equity Plan Approved by Security Holders	100,000	-	1,670,000
2009 Equity Plan Approved by Security Holders	0	-	5,000,000
Individual Compensatory Arrangements Not Approved by Security Holders	5,800,000	$0.15	N/A
Total	5,900,000		6,670,000

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

CTS

In 2015, we continued to work with our existing client hospitals, as well as sourcing out potential new clients. During the fourth quarter an existing CTS client agreed to expand its use of CTS to full time ER coverage on weekends and holidays in addition to weeknights.

SMI

In 2015, we saw a pattern of increased business for MRI and X-ray procedures.  SMI posted its strongest 12 month scan volume to date. Marketing efforts continue to highlight our ease of access for physicians, patients care and experience at the center and community involvement.

PIV, PIN, PIC, (Florida)

In 2015, the Company continued to work on the necessary state regulatory approvals required to process billings for medical scans and readings. Licensing was granted in October 2015 and the Company is now able to process billings in house which will eliminate billing services fees, as well as allow us to contract with radiologists at better reading fees rates.

Medical imaging scan volume increased in the fourth quarter over the third as we entered the busier time of year for Florida operations.

Overall Operating Results:

For the year  ended December 31, 2015, revenues from teleradiology services was $2,067,962 compared to $2,748,137 for the year ended December 31, 2014, a decrease of 25% or $680,175. The decrease in revenue from teleradiology services is primarily related to revenues earned in Canadian dollars. 16% of the decrease in revenues from teleradiology services is attributed to the change in exchange rate from 0.9054 for the year ended December 31, 2014 to 0.7819 for the year ended December 31, 2015. The remaining decrease of 9% is a result of a loss of revenues of a major customer in August 2014.

For the year ended December 31, 2015, revenue from medical scans services was $5,035,074 compared to $2,697,069 for the year ended December 31, 2014, an increase of $2,338,005 or 87%; The increase in revenue for the year ended December 31, 2015 is due to the acquisitions of the three clinics: PIV, PIN, PIC during October 31, 2014, and recognizing their revenues accordingly, as well as to the addition of CT and X-Ray imaging services along with an increase in existing MRI imaging services for SMI.

For the year ended December 31, 2015, cost of sales incurred relating to teleradiology services was $1,704,356 as compared to $2,253,445 for the year ended December 31, 2014, a decrease of 24% or $549,089. As a result of the decrease in revenues, we incurred less cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the year ended December 31, 2015 cost of sales from medical scans services was $2,037,750 compared to $902,586 for the year ended December 31, 2014; an increase of $1,135,164 or 126%. The increase in cost of services is due to a corresponding increase in direct costs to producing additional revenue, as a result of the acquisition of the three Florida centers.

Operating expenses for the years ended December 31, 2015 and 2014 totalled $4,025,838 and $2, 014,418, respectively, an increase of $2,011,420 or nearly 100%, due to the following:

During the year ended December 31, 2015, we incurred $546,338 in depreciation expense, as compared to $231,955 for the year ended December 31, 2014. The increase in depreciation expense is due to additional equipment purchased during the acquisition of the Florida centers and SMI equipment purchases in the third and fourth quarters of 2014.

During the year ended December 31, 2015, we incurred $390,300 in legal and professional fees including $34,683 in consulting fees pertaining to 4,200,000 stock options issued, in compare to $248,350 for the year ended December 31, 2014. High legal and professional expenses for the year ended December 31, 2015 were due to legal costs related to the Florida health agency required permitting. The Company estimated associated cost to total about $90,000 for the year ended December 31, 2015. Licensing was granted in October 2015, as such the company is expected to substantially reduce its legal expenses in future periods.

During the year ended December 31, 2015, we incurred $746,222 in general and administrative costs as compared to $335,474 for the year ended December 31, 2014.  The increase in general and administrative costs is due to full year of operations for the Florida centers (PIV, PIN, and PIC).

During the year ended December 31, 2015, we incurred $33,613 in management fees including $13,213 in management fees pertaining to 1,600,000 stock options issued, as compared to $25,966 for the year ended December 31, 2014.

During the year ended December 31, 2015, we incurred $37,005 in advertising and promotion, as compared to $58,727 for the year ended December 31, 2014.

During the year ended December 31, 2015, we incurred $1,297,761 for labor including $34,683 in employee compensation pertaining to 4,200,000 stock options issued, as compared to $722,725 for the year ended December 31, 2014. The increase in labor cost was due to the full year of operations for the Florida centers (PIV, PIN, and PIC) as well as additional hiring for SMI as a result of increase in operations.

During the year ended December 31, 2015 we incurred $275,000 for increase in allowance for doubtful accounts related to third party billings (Florida Operations), and $15,209 for increase in allowance for doubtful accounts related to direct billings, as compared to $0 for increase in allowance for doubtful accounts related to third party billings (Florida Operations) and $47,555 in increase in allowance for doubtful accounts related to direct billing.

In connection with the acquisition process for the three facilities located in Venice, Port Charlotte and Naples, Florida, the Company in October 2014 entered into professional services agreements whereby the seller of those three facilities continued to handle the billing and collection for the imaging centers (the “third party billing”).  The seller must still provide a full set of verification data to the Company with respect to its account receivable processing and collections so that the Company can determine the extent to which accounts submitted by the seller in connection with the third party billing have been collected or denied. Final verification will only be able to be completed after the conclusion of the services performed pursuant to the third party billing contract, which is expected during the 2016 fiscal year.

During the year ended December 31, 2015, we incurred $551,268 for rent, and $92,055 for insurance, as compared to $228,895 in rent and $49,469 in insurance for the year ended December 31, 2014. The increase in costs was due to additional three locations rental fees and related insurance costs representing a full year for Florida operations and additional rental space for SMI for the x-Ray addition.

For the year ended December 31, 2015, net loss was $1,740,510 as compared to a net loss of $170,122 for the year ended December 31, 2014, an increase of $1,570,388.  The increase in net loss is primarily due to a $2,011,420 increase in operating expenses along with a $496,217 increase in amortization of debt discount, offset by a $1,657,830 increase in revenue.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes.  In 2015 it raised $1,327,679 from the issuance of promissory notes and $20,000 from the issuance of a convertible note.

The Company’s operations have produced $7,103,036 of revenues for the year ended December 31, 2015, which have been used to fund its operating expenses and to reduce its liabilities.

Based on the debt payment obligations of the Company that are due within the next 12 months, there is doubt about its ability to continue as a going concern, and the Company’s continued operations therefore are dependent upon either increasing revenues or adequate additional financing being raised, or both, to enable it to continue its operations as currently conducted. As a result of this and other factors, the report of our independent auditors, dated April 13, 2016, on our consolidated financial statements for the period ended December 31, 2015 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern.  Alternatively, the Company could adjust some of its operational requirements or modify some of its debt obligations; however, these changes may not necessarily provide sufficient funds to continue as a going concern In the event that the Company is unable to continue as a going concern, it may be forced to realize upon its assets or even elect or be required to seek protection from its creditors as provided by law or be subject to claims by creditors or a general creditor action. To date, management has not considered these alternatives as a likely outcome, since it has continuing revenues from operations and is considering capital raising actions.

As of December 31, 2015, our assets totalled $5,455,256 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of December 31, 2015, our total liabilities consisted of accounts payable and accrued liabilities of $1,792,766, obligations under capital lease of $472,886, promissory notes of $409,789, Royalty financing of $1,935,101 (net of discount), and non-related party convertible notes of $2,424,000 (net of discount). As of December 31, 2015, we had an accumulated deficit of $3,780,106 and a working capital deficit of $1,661,533.

As of December 31, 2015, the Company had promissory notes due to non–related parties for a total amount of $409,789. At December 31, 2015, $7,752 of the promissory notes had scheduled monthly payments of $1,295 including interest at a rate of 6% per annum. This note was paid out by the end of March 2016. $235,000 of the promissory notes call for weekly payments of $13,000 towards the principal balance and interest. The note was paid off early on February 29, 2016 and the company was able to reduce expected interest payments total of $20,000. $145,719 of the notes calls for a daily payment of $509 towards the principal and interest with the last payment scheduled for February 14, 2017. $58,581 of the notes call for a daily payment of $553 towards the principal balance and interest. The note of $58,581 was paid off early on March 2, 2016.

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and convertible into common shares of the Company at $0.15 per share. $1,840,000 of the notes mature July 1, 2017, $50,000 mature September 1, 2017, $25,000 mature September 1, 2019, and $100,000 of the notes mature on May 31, 2016.  In addition, each purchaser of the Series B Notes received shares dependent on the dollar amount of Series B Notes purchased. The total number of shares of common stock issued was 5,315,000 shares. A detailed schedule of the Series B Notes is presented in Note 8 to the consolidated financial statements.  The Series B Notes original maturity was extended to their current maturity of July 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from November 16, 2015 to and including July 1, 2018.

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 8 to the consolidated financial statements. As of December 31, 2015 principal balance of the note was $200,000.

On May 22, 2014, the Company issued, through a private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000. The Series C Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Series C Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 95,000 shares. A detailed schedule of the Series C Notes is presented in Note 8 to the consolidated financial statements. On October 31, 2014, the Company sold, through a private placement to accredited investor, an additional Series C Note in the principal amount of $50,000, and has issued 50,000 shares of common stock of the company accordingly.

In May 2014, the Company received proceeds of $50,000 through a private placement from an accredited investor, and in June 2014 the Company assigned $25,000 of the SMI acquisition liability that was due as part of SMI acquisition to loans payable. The funds were held in escrow by the Company until the offer and sale was registered with the appropriate state securities regulator and the Series C convertible note was issued to the investors. On August 25, 2014 $75,000 Series C Notes were issued to the investors and 75,000 shares of common stock of the Company were also issued.

On February 17, 2015, the Company issued, through a private placement to an accredited investor, an additional Series C Note in the principal amount of $20,000, and has issued 20,000 shares of common stock of the Company accordingly.

A royalty financing arrangement was entered into on October 31, 2014 with Grenville Strategic Royalty Corp.  The royalty was purchased for $2,000,000 in return for a series of payments based on a percentage of certain revenue items of the Company.  The Company and the royalty holder may agree to a subsequent increase in the amount of the royalty purchase by up to an additional $1,000,000.  The royalties are payable on a monthly basis, subject to an agreed upon minimum amount.  The royalty holder may advance additional sums in which case the royalty payment percentage and minimum amounts will be adjusted. The royalty payments will extend for a period of up to 10 years, which may be shortened if, depending on the amount of the royalty purchase, the Company has paid an agreed upon aggregate royalty amount.  The Company has certain rights to buy out the royalty payments, including in the event of a change of control of the Company, which are calculated based on a variable formula at a multiple of the purchase amount and other factors.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017, but may be converted into a future financing of notes sold by the Company.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments.

The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty.

On February 29, 2016, promissory notes with a balance owing of $235,000 as of December 31, 2015, were paid off in full. As a result the Company saved $20,000 in interest.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 70,000 shares of common stock of the Company. The Note is due on March 22, 2017, but may be converted into a future financing of notes sold by the Company.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1	Report of Independent Registered Public Accounting Firms
F 3	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-4	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
F-5	Consolidated Statements of Changes in Stockholders’ Deficit from January 1, 2014 to December 31, 2015
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medical Imaging Corp.

We have audited the accompanying consolidated balance sheet of Medical Imaging Corp. as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2015. Medical Imaging Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Imaging Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the company has incurred net losses and negative working capital since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medical Imaging Corp.

We have audited the accompanying consolidated balance sheet of Medical Imaging Corp. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Imaging Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

April 3, 2015

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

Medical Imaging Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$109,914	$188,206
Accounts Receivable
Accounts Receivable - Direct Billings	708,479	541,298
Accounts Receivable - Third Party Billings (Florida Operations)	503,206	375,259
Allowance for Doubtful Accounts - Direct Billings	(56,475)	(64,673)
Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	(275,000)	-
Accounts Receivable, net	880,210	851,884
Prepaid Expenses	19,204	24,165
Total Current Assets	1,009,328	1,064,255
Property and Equipment
Equipment	3,454,718	3,402,671
Less: Accumulated Depreciation	(998,224)	(463,977)
Total Property and Equipment, net	2,456,494	2,938,694

Goodwill	1,977,670	1,977,670
Other Assets
Deposits	11,764	12,463
Loan Receivable	-	1,497
Total Other Assets	11,764	13,960
TOTAL ASSETS	$5,455,256	$5,994,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,212,430	$624,141
Accrued Liabilities	580,336	311,547
Obligations Under Capital Lease, short term portion	205,740	189,923
Promissory Notes, short term portion	409,789	134,999
Royalty Financing, short term portion	106,141	102,219
Convertible Notes, net short term portion	156,425	54,263
Total Current Liabilities	2,670,861	1,417,092
Long Term Liabilities
Obligations Under Capital Lease, long term portion	267,146	459,853
Royalty Financing, long term portion	1,828,960	1,902,698
Convertible Notes, long term portion	2,267,575	2,332,708
Total Long Term Liabilities	4,363,681	4,695,259
Total Liabilities	7,034,542	6,112,351

Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and, 2014, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 25,391,481 and 23,946,481 shares issued and outstanding at December 31, 2015 and, 2014, respectively	25,392	23,947
Additional Paid-In Capital	2,034,758	1,876,484
Accumulated Other Comprehensive Income	140,670	21,393
Accumulated Deficit	(3,780,106)	(2,039,596)
Total Stockholders' Deficit	(1,579,286)	(117,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,455,256	$5,994,579

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2015	2014
Revenue:
Sales	$7,103,036	$5,445,206
Less: Cost of sales	3,742,106	3,156,031
Gross Margin	3,360,930	2,289,175

Operating Expenses:
Labor	1,297,761	722,725
General and Administrative	746,222	335,474
Rent Office Space and Servers	551,268	228,895
Depreciation	546,338	231,955
Legal and professional	390,300	248,350
Bad Debt Expense:
Increase in Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	275,000	-
Increase in Allowance for Doubtful Accounts- Direct Billings	15,209	47,555
Total Bad Debt Expense	290,209	47,555
Insurance	92,055	49,469
Travel	41,067	42,378
Advertising	37,005	58,727
Management fees	33,613	25,966
Amortization	-	22,924
Total Operating Expenses	4,025,838	2,014,418
Income from Operations	(664,908)	274,757

Other Income and (Expenses):
Other Income	68,174	1,710
Debt Settlement Loss	-	3,745
Foreign Currency Gains (Losses)	(34,826)	880
Interest & Penalties Expense	(495,829)	(339,695)
Amortization of Debt Discount	(613,121)	(116,904)
Total Other Income (Expenses)	(1,075,602)	(450,264)

Loss Before Provision for Income Taxes	(1,740,510)	(175,507)
Provision for Income (Taxes) Credit	-	5,385
Net Loss	(1,740,510)	(170,122)
Comprehensive Income	119,277	14,685
Total Comprehensive Loss	$(1,621,233)	$(155,437)
Basic and Diluted Loss per Share	$(0.067)	$(0.007)
Weighted Average Shares Outstanding:
Basic and Diluted	24,159,122	23,749,180

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

From January 1, 2014 through December 31, 2015

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Amount	Shares	Capital	Income	Deficit	Total
	$		$	$	$	$
Balance at January 1, 2014	$23,422	23,421,481	$1,837,079	$6,708	$(1,869,474)	$(2,265)

Shares Issued for Convertible Notes	520	520,000	39,260	-	-	39,780
Shares Issued for Services	5	5,000	145	-	-	150
Comprehensive Income	-	-	-	14,685	-	14,685
Net Loss	-	-	-	-	(170,122)	(170,122)
Balance at December 31, 2014	$23,947	23,946,481	$1,876,484	$21,393	$(2,039,596)	$(117,772)

Shares Issued for Convertible Notes	20	20,000	1,020	-	-	1,040
Shares Issued for Services	1,425	1,425,000	64,040	-	-	65,465
Comprehensive Income	-	-	-	119,277	-	119,277
Options Issued	-	-	82,579	-	-	82,579
Warrants Issued	-	-	10,635	-	-	10,635
Net Loss	-	-	-	-	(1,740,510)	(1,740,510)
Balance at December 31, 2015	$25,392	25,391,481	$2,034,758	$140,670	$(3,780,106)	$(1,579,286)

The accompanying notes are an integral part of these consolidated financial statements

Medical Imaging Corp.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,740,510)	$(170,122)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	546,338	231,955
Asset Write Off	-	928
Accrued Interest Converted into note	-	-
Amortization of Debt Discount	613,121	89,881
Stock-based compensation	148,044	150
Amortization of Intangible Assets	-	22,924
Foreign currency transaction (Gain) Loss	(2,130)	783
Change in Allowance for Doubtful Accounts - Direct Billings	(8,198)	47,378
Change in Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	275,000	-
Changes in operating assets and liabilities:
Accounts Receivable	(295,128)	(603,648)
Prepaid Expenses	4,961	(18,801)
Loans Receivable	1,497	549
Accounts Payable and Accrued Liabilities	857,078	327,537
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES	400,073	(70,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition liability	-	(110,063)
Investment in PIV	-	(959,286)
Investment in PIN	-	(533,571)
Investment in PIC	-	(307,143)
Deposit on Equipment	-	(294,469)
Equipment Purchase	(45,251)	-
NET CASH USED IN INVESTING ACTIVITIES	(45,251)	(2,204,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	1,327,679	50,000
Proceeds from Convertible Debt	20,000	495,000
Proceeds from Royalty Financing	-	2,000,000
Royalty Fee Payment	(410,189)	-
Principal Payments on Promissory Notes	(1,234,549)	(40,000)
Principal Payments on Convertible Notes	(60,000)	(20,034)
Principal Payments on Capital Lease Obligations	(195,332)	(113,727)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(552,391)	2,371,239
Gain (Loss) due to foreign currency translation	119,277	14,685
NET CHANGE IN CASH AND CASH EQUIVALENTS	(78,292)	110,906
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,206	77,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,914	$188,206

Cash paid during the year for:
Interest	$483,061	$339,695
Income Taxes	$27,280	$71,460
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$1,040	$39,780
Warrants Issued for Convertible Notes	$10,635	$-
Acquisition Liability Assigned to Loan Payable	$-	$64,937
Acquisition Liability Assigned to Promissory Note	$-	$25,000
Equipment purchased under Capital Lease	$18,384	$432,798
Accrued Interest converted to Note	$15,000	$286,719

The accompanying notes are an integral part of these consolidated financial statements

Medical Imaging Corp.

Notes to Consolidated Financial Statements

December 31, 2015

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Medical Imaging Corp., (“MIC” or the “Company”), a Nevada Corporation, was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”). CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics in Canada. In early 2010, the Company modified its business plan to grow its CTS subsidiary, while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”), an independent diagnostic imaging facility located in Pottsville, Pennsylvania. In 2014, the Company purchased Partners Imaging Center of Venice, LLC (“PIV”) located in Venice, Florida; Partners Imaging Center of Naples, LLC (“PIN”) located in Naples, Florida; and Partners Imaging Center of Charlotte, LLC (“PIC”) located in Port Charlotte, Florida.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Principle of Consolidation

The consolidated financial statements include the accounts of Medical Imaging, Corp., and its wholly-owned subsidiaries, CTS, SMI, PIV, PIN, and PIC. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. CTS’, SMI’s, PIV’s, PIN’s, and PIC’s accumulated earnings prior to their acquisitions are not included in the consolidated balance sheet.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2015 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2015, and 2014, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

As of December 31, 2015 and 2014, the allowance for doubtful accounts from direct billings was $56,475 and $64,673, respectively.

Increase in allowance for doubtful accounts from direct billings for the years ended December 31, 2015 and 2014 was $15,209 and $47,555, respectively.

As of December 31, 2015 and 2014, the allowance for doubtful accounts from third party billings (Florida operations) was $275,000 and $0, respectively.

Increase in allowance for doubtful accounts from third party billings (Florida operations) for the years ended December 31, 2015 and 2014 was $275,000 and $0, respectively.

In connection with the acquisition of the three facilities located in Venice, Port Charlotte and Naples, Florida, the Company, in October 2014, entered into professional services agreements whereby the seller of those three facilities continued to handle the billing and collection for the imaging centers (the “third party billing”).  The seller must still provide a full set of verification data to the Company with respect to its account receivable processing and collections so that the Company can determine the extent to which accounts submitted by the seller in connection with the third party billing have been collected or denied. Final verification will only be able to be completed after the conclusion of the services performed pursuant to the third party billing contract, which is expected during the 2016 fiscal year.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As of December 31, 2014, the Company has goodwill of $1,422,670 as result of the acquisition of SMI on December 10, 2012. $132,143, $158,571, and $264,286 as a result of the acquisitions of PIC, PIN, PIV, respectively, that occurred on October 31, 2014. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

No Goodwill impairment was recognized during 2015 or 2014.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the year ended December 31, 2015, CTS held six contracts; four contracts that are renewable on a year-to-year basis and two contracts that are renewable in 2016 and 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

For SMI, PIV, PIN, and PIC, revenue is recognized on the date of service and recorded on an aggregate monthly basis.

Cost of Sales

Cost of sales includes fees paid to radiologists for reading services, transcription fees, equipment repairs, system license and usage costs.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, property, and equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment at least annually.

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

Amortization and Depreciation

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

3 - 7 years

Equipment

5 – 7 years

Furniture and Fixtures

2 to 5 years

Hospital Contracts

3 - 5 years

Non-compete Contract

5 - 39 years

Leasehold Improvements

Stock based compensation

The Company follows ASC 718, Stock Compensation; a fair value calculation is performed by the Company to establish the “grant date fair value” of each award which will also be the amount recorded by the Company as stock based compensation expense pursuant to the guidance set forth in ASC 718 to produce an estimated fair value.

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

For the year ended December 31, 2015, the Company recognized stock-based compensation expenses from stock granted to non-employees of $34,683 from stock options and $20,250 from stock issued. The options were valued using the BOPM and included in the legal and professional operating expenses in the consolidated statements of operations.

There was no stock-based compensation expense to non-employees for the year ended December 31, 2014.

For the year ended December 31, 2015, the Company recognized stock-based compensation expenses of $47,896 from stock options, and $45,215 from stock granted to employees. The options were valued using the BOPM and included in the labor and management fees operating expenses in the consolidated statements of operations for $34,683, and $13,213, respectively.

For the year ended December 31, 2014, the Company recognized stock granted to employees of $150.

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

Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB AS for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company recognized a foreign currency loss on transactions from operations of $34,826 and foreign currency gain of $880 for the years ended December 31, 2015 and 2014, respectively.

The Company recognized other comprehensive gain of $119,277 and $14,685 for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

The information related to basic and diluted earnings per share is as follows:

	Years Ended
	December 31, 2015	December 31, 2014

Total Comprehensive Loss	$(1,621,233)	$(155,437)

Denominator:
Weighted average number of shares outstanding – basic and diluted	24,159,122	23,749,180
EPS:
Basic and Diluted	$(0.067)	$(0.007)

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

Note 2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At December 31, 2015 and 2014, the major class of property and equipment were as follows:

	December 31, 2015	December 31, 2014	Estimated useful lives
Computer/Office Equipment	$454,117	$435,867	3-7 years
Medical Equipment	2,156,820	2,123,023	3-7 years
Leasehold Improvements	843,781	843,781	5-39 years
Less: Accumulated Depreciation	(998,224)	(463,977)
Net Book Value	$2,456,494	$2,938,694

Depreciation expense was $546,338 and $231,955 for the year ended December 31, 2015 and 2014, respectively.

Note 3. Business Combination

On October 31, 2014, the Company acquired 100% of the equity interests of three separate entities, Partners Imaging Center of Venice, LLC (PIV), Partners Imaging Center of Naples, LLC (PIN) and Partners Imaging Center of Charlotte, LLC (PIC) for an aggregate cash consideration described in detail below.  Each company was purchased for its medical equipment, general office fixtures, Medicare number and facility lease.  There were no prior earnings, accounts receivable, accounts payable, or other assets or liabilities acquired in any of the acquisitions. Medical imaging services began to be offered on October 31, 2014 by PIV, PIN, and PIC.

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

The amounts of revenue and gross earnings included in the consolidated income statement for the years ended December 31, 2015 and 2014 are as follow:

Year Ended December 31, 2015	Total	PIV	PIN	PIC
Revenue	$5,035,074	1,325,993	727,237	830,983
Gross Earnings	$1,666,746	726,596	436,112	504,038

Year Ended December 31, 2014*	Total	PIV	PIN	PIC
Revenue	$518,449	239,037	128,015	151,397
Gross Earnings	$387,064	174,311	96,679	116,074

*For the year ended December 31, 2014, amounts included for PIV, PIN, and PIC’s revenue and gross earnings, represent two months of operations post the October 31, 2014 acquisitions date.

Costs related to the acquisitions, which include legal fees, in the aggregate amount of about $29,500, have been charged directly to operations and are included in legal and professional expenses in the 2014 consolidated income statement.

Note 4. Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2015 was:

Balance as of January 1, 2014	$1,422,670
Acquisition of goodwill during the year	555,000
Changes in goodwill during the year	-
Balance as of December 31, 2014	1,977,670
Changes in goodwill during the year	-
Balance as of December 31, 2015	$1,977,670

Note 5. Operating Lease Commitments

CTS has a lease commitment for its office space of approximately $2,450 minimum rental, and approximately $3,550 in utilities, realty taxes, and operating costs, for a total of approximately $6,000 per month. The lease renewed in April 2013 for a period of five years and will expire in March 2018. On renewal, CTS was given a rental credit of approximately $28,000.

SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania. The lease will expire on June 30, 2016, and it is renewable for an additional term of 5 years on the same terms and conditions. Monthly rental amounts are $5,437 per month plus approximately $1,674 in utilities, realty taxes, and operating costs.

SMI has a lease for its x-ray equipment space in Pottsville, Pennsylvania. The lease term is seven years from commitment date of October 2014. Monthly lease payments are $2,000.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month. The lease will expire in August 31, 2016.

PIV has a lease for office space in Venice, Florida. The lease will expire October 1, 2016. Monthly rental amounts are $15,377 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2016. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of December 31, 2015:

Year	Total
2016	$379,043
2017	167,916
2018	145,866
2019	138,516
2020	138,516
Thereafter	18,000
$987,857

Note 6. Obligations Under Capital Lease

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

The gross amount of the equipment held under capital leases totals $555,000. Net book value at December 31, 2015 was $218,833 after accumulated depreciation of $342,167. Net book value at December 31, 2014 was $323,833 after accumulated amortization of $231,167, at December 31, 2014.

Amortization of the capital lease assets is included in the depreciation expense of $111,000 for the years ended December 31, 2015, and 2014.

SMI X-ray Machine Capital Lease:

On July 3, 2014, Company entered into a capital lease agreement to lease the x-ray machine that was delivered and installed in July 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $1,495, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the MRI machines for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $78,250.

The gross amount of the x-ray machine held under the capital lease is $78,250. Net book value at December 31, 2015 was $54,775 after accumulated amortization of $23,475. Net book value at December 31, 2014 was $70,425 after accumulated amortization of $7,825.

Amortization of the capital lease assets is included in the depreciation expense of $15,650, and $7,825 for the years ended December 31, 2015, and 2014, respectively.

SMI PACS/RIS System Capital Lease:

On August 19, 2014, the Company entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, SMI, is to make monthly payments of $3,115, plus applicable sales tax, over a period of 60 months. At the end of the lease, SMI will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $162,333.

The gross amount of the PACS/RIS system held under the capital lease is $162,333. Net book value at December 31, 2015 was $124,455 after accumulated amortization of $37,878. Net book value at December 31, 2014 was $156,922 after accumulated amortization of $5,411

Amortization of the capital lease assets is included in the depreciation expense of $32,467, and $5,411 for the years ended December 31, 2015, and 2014, respectively.

PV, PN, PC PACS/RIS Capital Lease:

On November 26, 2014, the Company entered into a capital lease agreement to lease PACS/RIS system that was delivered and installed in December 2014. Under the terms of the lease, the Company’s subsidiary, PIV, is to make monthly payments of $3,094, plus applicable sales tax, over a period of 60 months. At the end of the lease, PIV will have the option to purchase the system for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $167,107.

The gross amount of the PACS/RIS system held under the capital lease is $167,107. Net book value at December 31, 2015 was $132,292 after accumulated amortization of $34,815. Net book value at December 31, 2014 was $165,714 after accumulated amortization of $1,393.

Amortization of the capital lease assets is included in the depreciation expense of $33,422, and $1,393 for the years ended December 31, 2015, and 2014, respectively.

PV, PN, PC Computers Capital Lease:

On December 10, 2014, the Company entered into a capital lease agreement to lease computers that were delivered and installed in December 2014. Under the terms of the lease, the Company is to make monthly payments of $813, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $25,108.

The gross amount of the computers held under the capital lease is $25,108. Net book value at December 31, 2015 was $16,390 after accumulated amortization of $8,718. Net book value at December 31, 2014 was $24,759 after accumulated amortization of $349.

Amortization of the capital lease assets is included in the depreciation expense of $8,369, and $349 for the years ended December 31, 2015, and 2014, respectively.

CTS Computers Lease

On January 21, 2015, the Company entered into a capital lease agreement to lease computers that were installed on the same date of acceptance. Under the terms of the lease, the Company is to make monthly payments of $529, plus applicable sales tax, over a period of 36 months. At the end of the lease, the Company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $18,384.

The gross amount of the computers held under the capital lease is $18,997. Net book value at December 31, 2015 was $12,767 after accumulated amortization of $6,230.

Amortization of the capital lease assets is included in the depreciation expense of $5,617, and $0 for the years ended December 31, 2015, and 2014, respectively.

Minimum future lease payments under the capital leases as of December 31, 2015 are as follow:

Minimum Lease Payments	Total
2016	$228,597
2017	107,740
2018	93,509
2019	83,356
2020	3,094

Total minimum lease payments	516,297
Less amount representing interest	43,411

Present value of minimum lease payments	472,886
Less current portion of minimum lease payments	205,740

Long-term capital lease obligations at December 31, 2015	$267,146

Note 7. Promissory Notes

In June 2014, $64,937 of the SMI acquisition liability that was due as part of the SMI acquisition was assigned to a promissory note accruing interest at an annual rate of 12%, and due on February 1, 2015. Interest accrued is to be paid out monthly with the principal amount due on maturity. The note has been fully paid in February 2015.

In December 2014, the Company issued a short term loan payable to a non-related party for $50,000 in proceeds. The note was due on demand and did not accrue interest. For the year ended December 31, 2015, the Company received additional proceeds of $4,000 and made payments of $54,000 towards the balance and the loan was paid in full.

For the year ended December 31, 2015, the Company issued loans totaling $720,000. The loans’ terms call for total weekly payments of $28,000 towards the principal balance and interest.  The loans were collateralized by the Accounts Receivable of PIV, PIN, and PIC. The final payment was due August 18, 2015. The loans were paid in full by the maturity date.

For the year ended December 31, 2015, the Company issued loans totaling $559,000.  The loans call for weekly payments of $13,000 towards the principal balance and interest. The loans were collateralized by the Accounts Receivable of PIV, PIN, and PIC. The notes were paid off early on February 29, 2016. The early pay off resulted in a saving of $20,000 in interest.

In June and December 2015, the Company has issued loans of $120,700 and $86,400, respectively. The loans’ terms call for a daily payment of $509, towards the principal balance and interest. The final payment is due February 14, 2017. The loans are collateralized by the Accounts Receivable of: SMI, PIV, PIN, and PIC.

In June 2015, the Company issued a loan of $147,224. The loan terms call for a daily payment of $553, towards the principal balance and interest. The loans were collateralized by the Accounts Receivable of: CTS SMI, PIV, PIN, and PIC.

The final payment had an original maturity date of July 7, 2016. The note was paid off early on March 2, 2016.

A summary of the promissory notes is as follows:

Issuance Date	December 31, 2014 Balance	Notes Issued	Payments	Unamortized Discount	December 31, 2015 Balance	Maturity Date
21-Mar-11	$20,062	$-	(12,310)	$-	$7,752	18-Mar-16
01-Jun-14	64,937	-	(64,937)	-	-	18-Feb-15
23-Dec-14	50,000	4,000	$(54,000)	-	-	On Demand
16-Jun-15	-	207,100	(61,402)	(37,242)	108,456	14-Feb-17
16-Jun-15	-	147,224	(74,858)	(13,785)	58,581	07-Jul-16
17-Feb-15	-	216,000	(216,000)	-	-	13-Apr-15
13-Mar-15	-	168,000	(168,000)	-	-	26-May-15
17-Apr-15	-	168,000	(168,000)	-	-	06-Jul-15
27-May-15	-	168,000	(168,000)	-	-	18-Aug-15
04-Aug-15	-	260,000	(247,000)	(3,000)	10,000	05-Jan-16
22-Sep-15	-	169,000	-	(44,000)	125,000	29-Feb-16
22-Dec-15	-	130,000	-	(30,000)	100,000	29-Feb-16
Total	$134,999	$1,637,324	$(1,234,507)	$(128,027)	$409,789

Note 8. Convertible Notes

Series B:

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are convertible into common shares of the Company at $0.15 per share. In addition, each purchaser of the Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 5,315,000 shares.

In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the year ended December 31, 2015 and 2014 was $75,156, and $81,425, respectively.

On December 1, 2015, the holders of $1,840,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to July 1, 2017 from its original maturity date of December 31, 2015. As part of the extension the Company issued warrants to entitle the holders to purchase up to 1,840,000 shares of common stock at an exercise price of $0.07 per share at any time from December 1, 2015 to July 1, 2018.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the warrants are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants following the guidance as in ASC 470.

The Company has valued the warrants at $0.0058 per issued share, and recorded a total discount of $10,672 to be amortized over the extension period on a monthly basis. This is from January 2016 to July 2017, an 18 month period.

For the year ended December 31, 2015, $241,800 of accrued interest was recorded on the notes and $226,800 was paid.

The Details of Series B Notes are as follows:

	December 31, 2014 Balance	Unamortized Discount	December 31, 2015 Balance	Maturity Date
03-Dec-12	$25,000	$(145)	$24,856	01-Jul-17
03-Dec-12	125,000	(1,498)	123,502	01-Jul-17
03-Dec-12	50,000	(289)	49,711	01-Jul-17
03-Dec-12	25,000	(145)	24,856	01-Jul-17
03-Dec-12	25,000	(145)	24,856	01-Jul-17
03-Dec-12	25,000	(145)	24,856	01-Jul-17
03-Dec-12	1,500,000	(8,670)	1,491,330	01-Jul-17
03-Dec-12	50,000	(289)	49,711	01-Jul-17
03-Dec-12	15,000	(87)	14,913	01-Jul-17
03-Dec-12	100,000	(387)	99,613	01-May-16
27-Mar-13	25,000	(129)	24,871	01-Sep-17
27-Mar-13	25,000	(129)	24,871	01-Sep-17
27-Mar-13	25,000	(129)	24,871	01-Sep-19
Total	$2,015,000	$(12,185)	$2,002,815

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

Principal Payments
2016	$100,000
2017	1,890,000
2018	-
2019	25,000
Total	$2,015,000

Series C:

On May 22, 2014, the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000.

The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. On August 25, 2014, October 31, 2014 and February 17, 2015, the Company sold an additional $75,000, $50,000 and $20,000, respectively of Series C Notes.

The total number of shares of common stock issued was 240,000 shares.

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the year ended December 31, 2015 was $5,049.

For the year ended December 31, 2015, $28,400 in accrued interest was recorded on the notes and paid.

Issuance Date	Balance at December 31, 2014	Proceeds	Unamortized Discount	Balance at December 31, 2015	Balance at December 31, 2015
22-May-14	$50,000	$-	$(1,417)	$48,583	31-May-17
22-May-14	22,500	-	(638)	21,863	31-May-17
22-May-14	22,500	-	(638)	21,863	31-May-17
25-Aug-14	50,000	-	(2,095)	47,905	31-Oct-17
25-Aug-14	25,000	-	(1,048)	23,952	31-Oct-17
31-Oct-14	50,000	-	(1,604)	48,396	31-Oct-17
17-Feb-15	-	20,000	(751)	19,249	17-Feb-18
Total	$220,000	$20,000	$(8,190)	$231,810

Following are maturities of the long –term debt in Series C Notes:

Principal Payments
2016	$-
2017	220,000
2018	20,000
Total	$240,000

Individually issued Convertible Note:

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments the Company will be making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the Note holder will receive 300,000 shares as part of the note agreement.

For the year ended December 31, 2015, $27,884 of interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the year ended December 31, 2015 was $8,500.

Summary of the note is as follows:

Issuance Date	December 31, 2014 Balance	Payments	Unamortized Discount	December 31, 2015 Balance	Maturity Date

26-Mar-14	$300,000	$(100,000)	$(10,625)	$189,375	27-Feb-17

Following are maturity of the individually issued:

Principal Payments
2016	$60,000
2017	140,000
Total	$200,000

Note 9. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount. As of December 31, 2015, the Company paid a total of $446,377 in royalty payments. The amount financed is recorded net of discount to be amortized during the term. For the years ended December 31, 2015 and 2014, the Company has recorded discount amortization expense of $340,372 and $40,948, respectively. The balance as shown on the consolidated balance sheet as of December 31, 2015 was $1,935,101, net of $5,618,680 in unamortized discount.

Note 10. Income Taxes

ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2015, the Company had a cumulative net operating loss carryover of approximately $1,621,233 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2015:

	2015	2014
Deferred tax asset	$1,062,352	$563,981
Less valuation allowance	(1,062,352)	(563,981)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2015 follows:

	2015	2014
Expected Provision (based on statutory rate)	$(551,219)	$(52,849)
Increase to deferred tax valuation allowance for net operating loss carry forward	551,219	52,849
Net provision	$-	$-

The Company has filed its tax returns through December 31, 2014, and filed for a six months extension on its December 31, 2015 tax return filing.

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

As of December 31, 2015, CTS has incurred $16,480 in federal and provincial income taxes payable to Canada Revenue Agency, and recorded a provision for income taxes, accordingly. The Company has carried back loss incurred in 2014 and has received a credit of $43,311 in 2015. The Company has been making progress payments towards the balance owing. As of December 31, 2015 total payments made were $33,380.

Note 11. Major Customers

In 2015 and 2014, revenue was derived primarily from medical imaging and radiology services.

There were no major customers representing more than 10% of total revenue for the year ended December 31, 2015 or 2014.

There were no closing balances for accounts receivable greater than 10% of total balance for the year ended December 31, 2015 or 2014.

Note 12. Major Vendors and service agreements

There were no major vendors for the year ended December 31, 2015.

Note 13. Related Party Transactions

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 15. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period. At December 31, 2015, the Company had $8,513 balance owing for services rendered.

Note 15. Common Stock Transactions

For the year ended December 31, 2015, 1,425,000 shares were issued for services valued at $65,465 based upon the closing price of the Company’s common stock at the grant date.

For the year ended December 31, 2015, 20,000 shares were issued as part of Series C convertible note agreements. The shares were valued at $1,040 based upon the closing price of the Company’s common stock at the grant date.

On December 1, 2015, the Company issued 1,840,000 warrants to holders of Series B convertible notes (see Note 8) as part of the agreements to extend the maturity dates of the notes. The warrants are exercisable at a price of $0.07 per full share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at a $0.0058 per issued share.

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

Note 15. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $1,621,233 for the year ended December 31, 2015 as well as a working capital deficit of $1,646,533. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2016, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 16. Subsequent Events

On February 23, 2016 the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017 but may be converted into a future financing of notes sold by the Company.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%.From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments.

The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty.

On February 29, 2016, promissory notes with a balance owing of $235,000 as of December 31, 2015, were paid off in full. As a result the company saved $20,000 in interest.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 70,000 shares of common stock of the Company. The note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 4, 2015, the Company was notified that KLJ & Associates, LLP (“KLJ”) has resigned as the Company’s principal independent accountant.

KLJ was engaged as the Company’s principal independent accountant on July 29, 2014 and reported on the Company’s financial statements for the fiscal year ended December 31, 2014. During the Company’s last fiscal year, and subsequently up to the date of resignation, there were no disagreements between the Company and KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements that, if not resolved to KLJ’s satisfaction, would have caused KLJ to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.

The Former Accountant’s audit reports on the financial statements of the Company for the fiscal years ended December 31, 2014 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2014 contained a going concern qualification. During the fiscal years ended December 31, 2014, and through the interim period ended September 4, 2015, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the fiscal years ended December 31, 2014, and through the interim period ended September 4, 2015, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarterly period ended June 30, 2015, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

(i)

inadequate segregation of duties and effective risk assessment; and

(ii)

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

These material weaknesses have not been remediated as of the date of this Current Report on Form 10-K.

Other than as disclosed above, there were no reportable events during the fiscal years ended December 31, 2014, and through the interim period ended September 4, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as discussed below).

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware of the following material weaknesses: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2015.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of Medical Imaging Corp. and their age and positions. Our directors are elected at the annual meeting of shareholders, or may be appointed by the board of directors to fill an existing vacancy, and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the board of directors and serve at the pleasure of the board. We have not entered into any employment agreements with our executive officers.

NAME	AGE	POSITIONS
Mitchell Geisler	45	Chief Executive Officer, President and Chairman
Richard Jagodnik	47	Chief Financial Officer and Director

Mitchell Geisler – Chairman, President and Chief Executive Officer

A seasoned entrepreneur in the health, mining, hospitality and technology arenas, Mitch has served as the Chief Executive Officer, President and Chairman of the Board since January 2010.  In addition, he has also served as President of both of the Company’s subsidiaries, Custom Teleradiology Services (CTS), Schuylkill Medical Imaging (SMI) and PIV, PIN, PIC, since January 2010, December 2012 and November 2014, respectively.  Mr. Geisler was  the Chief Operating Officer and a director of Pacific Gold Corp. from  2004-2014 and President and a director of Pacific Gold Corp’s operating subsidiaries from  2003-2014, including Oregon Gold Inc. from 2003 to 2009. Mr. Geisler was also President and Director of Pacific Metals Corp. from 2006 to 2013. We believe Mr. Geisler’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2015, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2015, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2015 were complied with.

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

BOARD MEETINGS AND ANNUAL MEETING ATTENDANCE

During 2015, the Board of Directors held 12 meetings. Each meeting was attended by all of the members of the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2015 and 2014.

Name	Year	Salary ($)		Bonus ($)		Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2015	134,250	(1)	-0-		33,750	34,683	-0-	202,683
	2014	70,621	(2)	23,500	(2)(3)	-0-	-0-	-0-	94,121
Richard Jagodnik, Chief Financial Officer and Director	2015	20,400	(2)	-0-		-0-	13,213	-0-	33,613
	2014	18,470	(2)	7,000	(2)	-0-	-0-	-0-	25,470

(1) Represents cash compensation for management fees earned as per compensation agreement, excluding amounts paid in stock awards.

(2) Represents cash compensation for management fees payable in Canadian dollar, and has been translated to U.S dollars at the average rate of exchange for the year indicated. Bonuses paid during 2014 of $23,500 and $7,000 to the Company’s executive officers were additional compensation for work related to the acquisition of PIV, PIN, and PIC.

(3) Represents Performance Bonus for services as CEO of MIC, President CTS and SMI; and CEO of PIV, PIN, PIC.

Our full time executive officers are eligible for medical. And dental benefits premiums reimbursement as part of their compensation.

We do not provide any employment benefits to our executive officers or directors, such as pension and other retirement savings plans, other than what is required by law, for which we make the required statutory payments and contributions.

Employment Agreements, with our Executive Officers

On January 1, 2015 the Company entered into an employment agreement with its CEO, Mr. Mitchell Geisler. The agreement set forth the responsibilities of the role of the CEO, agreed compensatory plan, and termination arrangements resulting from resignation, retirement or any other termination event.  Mr. Geisler will be paid an annual salary of $168,000, on a bi-monthly basis, subject to deduction for required withholdings. Upon termination, Mr. Geisler will be entitled to receive from the Company an amount equal to his then current annual salary divided by two (2).  Mr. Geisler will be entitled to a discretionary bonus, which will be determined by the board of directors and may be paid in cash or in shares of common stock of the Company.  Mr. Geisler will be entitled to four weeks of vacation, and will be eligible to participate in any other benefits that the company makes available to its employees and senior executive staff.  Additionally, as part of the employment agreement, Mr. Geisler was granted to a one time grant of four million two hundred thousand (4,200,000) options of common stock of the employer, which vested immediately, and have exercise price of $0.15 per share and an expiry date of December 31, 2019.

We currently do not have an employment agreement with our CFO, Mr. Richard Jagodnik, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. Our CFO is compensated on a monthly basis for services performed for the Company and its subsidiaries.

Grants of Plan Based Awards

The Company has awarded its executive officer options to purchase up to 4,200,000 shares of common stock with an exercise price equal to $0.15 per share. The options have a five (5) year term. The options were recorded on the grant date at a value of $34,683.

The Company did not award any stock options to any of its executive officers during 2014. Our executive officers did not exercise any options during 2015.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2015:

Outstanding Equity Awards at December 31, 2015

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mitchell Geisler	4,200,000	-0-	$0.15	December 31, 2019
Richard Jagodnik	1,600,000	-0-	$0.15	December 31, 2019

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 6, 2016, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler(3)	9,236,500	31.04%
Richard Jagodnik(4)	3,675,000	13.53%
Robert Landau(5)	9,073,428	30.49%
Hsu Gamma Investment, LP(6)	4,500,000	18.57%
All directors and executive officers as a group (two persons (3)(4)	12,911,500	44.57%

____________________________________

(1)  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable. Unless otherwise noted, the address of each beneficial owner is c/o Medical Imaging Corp. 848 N. Rainbow Blvd., #2494, Las Vegas, NV 89107.

(2)  There are 25,561,481 shares of common stock issued and outstanding as at April 6, 2016. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3) Includes 5,036,500 shares of common stock, and options to purchase 4,200,000shares of common stock held by Mr. Geisler.

(4) Includes 2,075,000 shares of common stock, and options to purchase 1,600,000 shares of common stock held by Mr. Jagodnik

(5) Includes 2,773,548 shares of common stock, and options to purchase 4,200,000 shares of common stock held by LevelJump Inc., a company that Robert Landau controls. The remaining 2,099,880 in shares of common stock are held directly by Mr. Landau. The address of 157 Adelaide St W, Suite 600, Toronto, Ontario M5H4E7, Canada.

(6) Excludes the option to convert 1,500,000 of debt into 15,000,000 shares, and 1,500,000 in warrants. Dr. Jane Hsiao is the director of Hsu Gamma Investment, LP. The address of 4400 Biscayne Blvd. Miami, FL 33137.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During January 2015, the Company entered into an agreement with a company that is owned and controlled by Robert Landau, a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 15. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period. At December 31, 2015, the Company had $8,513 balance owing for services rendered

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit and quarterly fees billed by our independent registered public accounting firms for fiscal years 2015 and 2014 were $30,500 and $30,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2015 or 2014.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were not Tax fees billed for the fiscal year ended 2015.Tax fees billed for fiscal year 2014 were $1,500.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2015 or 2014.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Amendment to Articles of Incorporation or Bylaws [2]
3.3	Certificate of amendment * (for increase of shares from 100,000,000 to 500,000,000)
10.1	CTS Acquisition Agreement(3)(4)
10.2	Royalty Agreement dated October 31, 2014, (subject to confidentiality request)[10]
10.3	SMI Acquisition Agreement[5]
10.4	Form of Series B Notes[6]
10.5	SPA of Series B Notes[7]
10.6	Form of Series C Notes[8]
10.7	SPA of Series C Notes[9]
10.8	Employment agreement for Mitchell Geisler, CEO[10]
10.9	Partners Imaging Holdings LLC acquisitions agreement[10]
10.10	Partners Imaging Holdings LLC billings agreement[10]
10.11	Partners Imaging Holdings LLC billings agreement amended[10]
10.12	Partners Imaging Holdings LLC readings agreement[10]
10.13	Options Issued January 27, 2015*
10.14	Promissory Notes issued June 16, 2015 to SNAP Advances by CTS*
10.15	Promissory Notes issued June 16, 2015 to SNAP Advances by MEDD*
10.16	Promissory Notes issued to Assurance funding *
10.17	Form of Warrants and extensions of Series B issued December 1, 2015*
21.1	Subsidiaries of the Registrant*
23.2	Consent of KLJ and Associates LLP *
23.3	Consent of Accell Audit and Compliance, PA*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

6. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

7. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

8. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

9. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

10. Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 3, 2015

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	April 14, 2016

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	April 14, 2016
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2016
Richard Jagodnik	and Director