Form 10-Q
period 2016-03-31
MEDICAL IMAGING CORP.
filed 2016-05-16
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016 the Company had outstanding 25,561,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	March 31	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$149,789	$109,914
Accounts Receivable - Direct Billings	981,994	708,479
Accounts Receivable - Third Party Billings (Florida Operations)	463,155	503,206
Allowance for Doubtful Accounts - Direct Billings	(56,475)	(56,475)
Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	(275,000)	(275,000)
Accounts Receivable, net	1,113,674	880,210
Prepaid Expenses	20,108	19,204
Total Current Assets	1,283,571	1,009,328
Property and Equipment
Equipment	3,491,535	3,454,718
Less: Accumulated Depreciation	(1,140,326)	(998,224)
Total Property and Equipment, net	2,351,209	2,456,494
Goodwill	1,977,670	1,977,670
Other Assets
Deposits	15,990	11,764
Total Other Assets	15,990	11,764
TOTAL ASSETS	$5,628,440	$5,455,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,327,443	$1,212,430
Accrued Liabilities	602,243	580,336
Obligations Under Capital Lease, short term portion	193,286	205,740
Promissory Notes, short term portion	247,298	409,789
Royalty Financing, short term portion	117,145	106,141
Convertible Notes, net short term portion	57,243	156,425
Total Current Liabilities	2,544,658	2,670,861
Long Term Liabilities
Obligations Under Capital Lease, long term portion	254,575	267,146
Promissory Notes, long term portion	500,000	-
Royalty Financing, long term portion	1,792,100	1,828,960
Convertible Notes, net long term portion	2,358,196	2,267,575
Total Long Term Liabilities	4,904,871	4,363,681
Total Liabilities	7,449,529	7,034,542
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 25,561,481 and 25,391,481 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25,562	25,392
Additional Paid-In Capital	2,043,293	2,034,758
Accumulated Other Comprehensive Income	181,134	140,670
Accumulated Deficit	(4,071,078)	(3,780,106)
Total Stockholders' Deficit	(1,821,089)	(1,579,286)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,628,440	$5,455,256

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31	March 31
	2016	2015
Revenue:
Sales	$1,922,485	$1,820,517
Less: Cost of sales	955,180	951,466
Gross Margin	967,305	869,051

Operating Expenses:
Labor	318,002	331,771
General and Administrative	217,090	188,802
Rent Office Space and Servers	138,027	132,693
Depreciation	137,582	135,724
Legal and professional	106,877	142,895
Insurance	21,592	24,950
Travel	8,862	8,515
Advertising	6,351	9,516
Management fees	5,100	18,313
Total Operating Expenses	959,483	993,179
Income from Operations	7,822	(124,128)

Other Income and (Expenses):
Other Income	6,011	6,024
Foreign Currency Gains (Losses)	(38,324)	2,236
Interest & Penalties Expense	(105,147)	(157,812)
Amortization of Debt Discount	(161,334)	(112,291)
Total Other Income (Expenses)	(298,794)	(261,843)

Loss Before Provision for Income Taxes	(290,972)	(385,971)
Provision for Income (Taxes) Credit	-	-
Net Loss	(290,972)	(385,971)
Comprehensive Income	40,464	19,397
Total Comprehensive Loss	$(250,508)	$(366,574)
Basic and Diluted Loss per Share	$(0.010)	$(0.015)
Weighted Average Shares Outstanding:
Basic and Diluted	25,440,162	24,098,259

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31	March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(290,972)	$(385,971)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	137,582	135,724
Amortization of Debt Discount	161,334	112,291
Stock-based compensation	-	92,919
Foreign currency transaction (Gain) Loss	(157)	519
Changes in operating assets and liabilities:
Accounts Receivable	(233,464)	(160,703)
Prepaid Expenses	(904)	801
Loans Receivable	-	1,497
Accounts Payable and Accrued Liabilities	121,920	114,653
NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(104,661)	(88,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Leasehold Improvements	(3,983)	-
Equipment Purchase	(14,445)	(12,488)
NET CASH USED IN INVESTING ACTIVITIES	(18,428)	(12,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	670,000	354,000
Proceeds from Convertible Debt	-	20,000
Royalty Fee Payment	(100,932)	(102,122)
Principal Payments on Promissory Notes	(388,444)	(272,950)
Principal Payments on Convertible Notes	(15,000)	(15,000)
Principal Payments on Capital Lease Obligations	(43,124)	(33,255)
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING ACTIVITIES	122,500	(49,327)
Gain due to foreign currency translation	40,464	19,397
NET CHANGE IN CASH AND CASH EQUIVALENTS	39,875	(130,688)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,914	188,206
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149,789	$57,518

Cash paid during the year for:
Interest	$78,489	$157,812
Income Taxes	$27,280	$17,308
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$8,421	$1,040
Warrants Issued for Convertible Notes	$285	$-
Equipment purchased under Capital Lease	$16,618	$20,043
Accrued Interest converted to Note	$15,000	$75,039

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2016, and December 31, 2015, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

As of March 31, 2016 and December 31, 2015, the allowance for doubtful accounts from direct billings was $56,475.

There was no change in allowance for doubtful accounts from direct billings for the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, the allowance for doubtful accounts from third party billings (Florida operations) was $275,000.

There was no change in the allowance for doubtful accounts from third party billings (Florida operations) for the three months ended March 31, 2016 and 2015.

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

No Goodwill impairment was recognized during 2015 or 2016.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three months ended March 31, 2016, CTS held six contracts; four contracts that are renewable on a year-to-year basis and two contracts that are renewable in 2016 and 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

5 - 15 years

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

There was no stock-based compensation expense to non-employees for the three months ended March 31, 2016.

For the three months ended March 31, 2015, the Company recognized stock-based compensation expenses from stock granted to non-employees of $34,683 from stock options. The options were valued using the BOPM and included in the legal and professional operating expenses in the consolidated statements of operations.

There was no stock-based compensation expense to employees for the three months ended March 31, 2016.

For the three months ended March 31, 2015, the Company recognized stock-based compensation expenses of $47,896 from stock options, and $10,340 from stock granted to employees. The options were valued using the BOPM and included in the labor and management fees operating expenses in the consolidated statements of operations for $34,683, and $13,213, respectively.

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

The Company recognized a foreign currency loss on transactions from operations of $38,324 and foreign currency gain of $2,236 for the three months ended March 31, 2016 and 2015, respectively.

The Company recognized other comprehensive gain of $40,464 and $19,397 for the three months ended March 31, 2016 and 2015, respectively.

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

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

Total Comprehensive Loss	$(250,508)	$(366,574)

Denominator:
Weighted average number of shares outstanding – basic and diluted	25,440,162	24,098,259
EPS:
Basic and Diluted	$(0.010)	$(0.015)

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At March 31, 2016 and December 31, 2015, the major class of property and equipment were as follows:

	March 31, 2016	December 31, 2015	Estimated useful lives
Computer/Office Equipment	$476,489	$454,117	3-7 years
Medical Equipment	2,171,265	2,156,820	3-7 years
Leasehold Improvements	843,781	843,781	5-15 years
Less: Accumulated Depreciation	(1,140,326)	(998,224)
Net Book Value	$2,351,209	$2,456,494

Depreciation expense was $137,582 and $135,724 for the three months ended March 31, 2016 and 2015, respectively.

Note 4. Goodwill

There was no change in the carrying amount of goodwill for the two years ended March 31, 2016:

Balance as of January 1, 2015	$1,977,670
Changes in goodwill during the year	-
Balance as of December 31, 2015	1,977,670
Changes in goodwill during the year	-
Balance as of March 31, 2016	$1,977,670

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

SMI has a lease for its x-ray equipment space in Pottsville, Pennsylvania. The lease term is seven years from commitment date of October 2014. Monthly lease payments are $3,000.

SMI has a lease for use of x-ray equipment and space in Pottsville, Pennsylvania. The lease term is two years from commitment date of January 2016. Monthly lease payments are $2,000.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month. The lease will expire in August 31, 2016.

PIV has a lease for office space in Venice, Florida. The lease will expire October 1, 2016. Monthly rental amounts are $15,377 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of March 31, 2016:

Year	Total
2016	$410,750
2017	318,660
2018	225,660
2019	204,660
2020	90,144
Thereafter	53,072
$1,302,946

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

The gross amount of the equipment held under capital leases totals $555,000. Net book value at March 31, 2016 was $185,083 after accumulated depreciation of $369,917. Net book value at December 31, 2015 was $218,833 after accumulated depreciation of $342,167.

Amortization of the capital lease assets is included in the depreciation expense of $27,750 for the three months ended March 31, 2016, and 2015.

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

The gross amount of the x-ray machine held under the capital lease is $78,250. Net book value at March 31, 2016 was $50,863 after accumulated amortization of $27,388. Net book value at December 31, 2015 was $54,775 after accumulated amortization of $23,475.

Amortization of the capital lease assets is included in the depreciation expense of $3,913 for the three months ended March 31, 2016, and 2015, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $162,333. Net book value at March 31, 2016 was $116,338 after accumulated amortization of $45,994. Net book value at December 31, 2015 was $124,455 after accumulated amortization of $37,878.

Amortization of the capital lease assets is included in the depreciation expense of $8,117 for the three months ended March 31, 2016, and 2015.

SMI Copier Capital Lease:

On February 1, 2016, the Company entered into a capital lease agreement to lease computers that were delivered and installed in February 2016. Under the terms of the lease, the Company is to make monthly payments of $135, plus applicable sales tax, over a period of 31 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $2,968. In addition, SMI made a deposit payment of $530 that was applied to the balance owing towards the copier.

The gross amount of the Digital Printers held under the capital lease is $3,498. Net book value at March 31, 2016 was $3,304 after accumulated amortization of $194.

Amortization of the capital lease assets is included in the depreciation expense of $194 and $0 for the three months ended March 31, 2016, and 2015, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $167,107. Net book value at March 31, 2016 was $123,937 after accumulated amortization of $43,169. Net book value at December 31, 2015 was $132,292 after accumulated amortization of $34,815.

Amortization of the capital lease assets is included in the depreciation expense of $8,355for the three months ended March 31, 2016, and 2015, respectively.

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

The gross amount of the computers held under the capital lease is $25,108. Net book value at March 31, 2016 was $14,298 after accumulated amortization of $10,810. Net book value at December 31, 2015 was $16,390 after accumulated amortization of $8,718.

Amortization of the capital lease assets is included in the depreciation expense of $2,092 for the three months ended March 31, 2016, and 2015, respectively.

PV, PN, PC Digital Printers Capital Lease:

On March 15, 2016, the Company entered into a capital lease agreement to lease digital printers that were delivered and installed in March 2016. Under the terms of the lease, the Company is to make monthly payments of $423, plus applicable sales tax, over a period of 36 months. At the end of the lease, the company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $13,120. The gross amount of the Digital Printers held under the capital lease is $13,120. Net book value at March 31, 2016 was $12,938 after accumulated amortization of $182.

Amortization of the capital lease assets is included in the depreciation expense of $182 and $0 for the three months ended March 31, 2016, and 2015, respectively.

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

The gross amount of the computers held under the capital lease is $18,997. Net book value at March 31, 2016 was $11,989 after accumulated amortization of $7,629. Net book value at December 31, 2015 was $12,767 after accumulated amortization of $6,230.

Amortization of the capital lease assets is included in the depreciation expense of $1,534, and $1,139 for the three months ended March 31, 2016, and 2015, respectively.

Minimum future lease payments under the capital leases as of March 31, 2016 are as follow:

Minimum Lease Payments	Total
2016	$185,868
2017	114,858
2018	99,733
2019	84,201
2020	3,094

Total minimum lease payments	487,754
Less amount representing interest	39,893

Present value of minimum lease payments	447,861
Less current portion of minimum lease payments	193,286

Long-term capital lease obligations at March 31, 2016	$254,575

Note 7. Promissory Notes

During the year ended December 31, 2015, the Company issued loans totaling $559,000.  The loans call for weekly payments of $13,000 towards the principal balance and interest. The loans were collateralized by the Accounts Receivable of PIV, PIN, and PIC. The notes were paid off early on February 29, 2016.

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

On February 23, 2016 the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017 but may be converted into a future financing of notes sold by the Company. In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $7,000.  Amortization of the discount for the three months ended March 31, 2016 and 2015 was $583, and $0, respectively.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 70,000 shares of common stock of the Company. The note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $1,421.  Amortization of the discount for the three months ended March 31, 2016 and 2015 was $118, and $0, respectively.

A summary of the promissory notes is as follows:

Issuance Date	December 31, 2015 Balance	Notes Issued	Payments	Changes in Discount	March 31, 2016 Balance	Maturity Date
21-Mar-11	$7,752	$-	(7,752)	$-	$-	18-Mar-16
16-Jun-15	108,456	-	(31,468)	8,030	85,018	14-Feb-17
16-Jun-15	58,581	-	(58,581)	-	-	02-Mar-16
04-Aug-15	10,000	-	(10,000)	-	-	05-Jan-16
22-Sep-15	125,000	-	(125,000)	-	-	29-Feb-16
22-Dec-15	100,000	-	(100,000)	-	-	29-Feb-16
16-Feb-16		100,000	-	(6,417)	93,583	23-Feb-17
22-Feb-16		500,000	-	-	500,000	31-Aug-17
22-Mar-16		70,000	-	(1,303)	68,697	22-Mar-17
Total	$409,789	$670,000	$(332,801)	$310	$747,298

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

In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the three months ended ended March 31, 2016 and 2015 was $3,322, and $30,356, respectively.

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

On March 31, 2016, the holders of $50,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share, and recorded a total discount of $139 to be amortized over the extension period on a monthly basis. This is from April 2016 to September 2017, an 18 month period.

On March 31, 2016, the holder of $25,000 Series B Notes has agreed to extend the maturity date of the debt outstanding to September 1, 2019 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 25,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2019. The Company has valued the warrants at $0.00583 per issued share, and recorded a total discount of $146 to be amortized over the extension period on a monthly basis. This is from April 2016 to September 2019, a 30 month period.

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

For the three months ended March 31, 2016, $60,450 of accrued interest was recorded on the notes and $45,450 was paid.

The Details of Series B Notes are as follows:

	December 31, 2015 Balance	Unamortized Discount	March 31, 2016 Balance	Maturity Date
03-Dec-12	$25,000	$(120)	$24,880	01-Jul-17
03-Dec-12	125,000	(602)	124,398	01-Jul-17
03-Dec-12	50,000	(241)	49,759	01-Jul-17
03-Dec-12	25,000	(120)	24,880	01-Jul-17
03-Dec-12	25,000	(120)	24,880	01-Jul-17
03-Dec-12	25,000	(120)	24,880	01-Jul-17
03-Dec-12	1,500,000	(7,225)	1,492,775	01-Jul-17
03-Dec-12	50,000	(241)	49,759	01-Jul-17
03-Dec-12	15,000	(72)	14,928	01-Jul-17
03-Dec-12	100,000	-	100,000	01-May-16
27-Mar-13	25,000	(70)	24,931	01-Sep-17
27-Mar-13	25,000	(70)	24,931	01-Sep-17
27-Mar-13	25,000	(146)	24,854	01-Sep-19
Total	$2,015,000	$(9,148)	$2,005,852

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

Principal Payments
2016	$100,000
2017	1,890,000
2018	-
2019	25,000
Total	$2,015,000

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

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the three months ended March 31, 2016 and 2015 was $1,277 and $1,219, respectively.

For the three months ended March 31, 2016, $7,200 in accrued interest was recorded on the notes and paid.

Issuance Date	Balance at December 31, 2015	Unamortized Discount	Balance at March 31, 2016	Balance at December 31, 2015
22-May-14	$50,000	$(1,167)	$48,833	31-May-17
22-May-14	22,500	(525)	21,975	31-May-17
22-May-14	22,500	(882)	21,618	31-May-17
25-Aug-14	50,000	(664)	49,336	31-Oct-17
25-Aug-14	25,000	(1,385)	23,615	31-Oct-17
31-Oct-14	50,000	(1,273)	48,727	31-Oct-17
17-Feb-15	20,000	(525)	19,475	17-Feb-18
Total	$240,000	$(6,421)	$233,579

Following are maturities of the long –term debt in Series C Notes:

Principal Payments
2016	$-
2017	220,000
2018	20,000
Total	$240,000

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

For the three months ended March 31, 2016 and 2015, $5,834 and $7,545, respectively, of interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the three months ended March 31, 2016 and 2015 was $2,125.

Summary of the note is as follows:

Issuance Date	December 31, 2015 Balance	Payments	Unamortized Discount	March 31, 2016 Balance	Maturity Date

26-Mar-14	$200,000	$(15,000)	$(8,500)	$176,500	27-Feb-17

Following are maturity of the individually issued convertible notes:

Principal Payments
2016	$45,000
2017	140,000
Total	$185,000

Note 9. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount. As of December 31, 2015, the Company paid a total of $446,377 in royalty payments. The amount financed is recorded net of discount to be amortized during the term. For the three months ended March 31, 2016 and 2015, the Company has recorded discount amortization expense of $75,075 and $148,346, respectively. The balance as shown on the consolidated balance sheet as of March 31, 2016 was $1,909,245, net of $5,543,605 in unamortized discount.

Note 10. Major Customers

For the three months ended March 31, 2016 and 2015, revenue was derived primarily from medical imaging and radiology services.

There were no major customers representing more than 10% of total revenue for the three months ended March 31, 2016 and 2015.

There were no closing balances for accounts receivable greater than 10% of total balance the three months ended March 31, 2016 and 2015.

Note 11. Major Vendors

There were no major vendors for the three months ended March 31, 2016 and 2015.

Note 12. Related Party Transactions

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 15. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period. At March 31, 2016, the Company had $5,830 balance owing for services rendered.

Note 13. Common Stock Transactions

On March 22, 2016 the company issued 70,000 shares of common stock of the Company as part of the bridge convertible note to a private investor. The shares were valued at $1,421 based upon the closing price of the Company’s common stock at the grant date.

On February 18, 2016 issued the company 100,000 shares of common stock of the Company as part of the bridge convertible note to a private investor. The shares were valued at $7,000 based upon the closing price of the Company’s common stock at the grant date.

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

Note 14. Income Tax

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

Note. 15. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $250,508 for the three months ended March 31, 2016 as well as a working capital deficit of $1,261,087. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2016, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 16. Subsequent events

No subsequent events.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three months ended March 31, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Operations

CTS

During the first quarter of 2016 time was spent on servicing existing hospitals, expanding some of our services to include a medical manager for hospitals in rural communities and looking for new growth opportunities.

SMI

During the first quarter of 2016 we saw continued increase revenue and patient scan volume.  The center posted its strongest Q1 volume since we acquired the center. Special attention has been given to marketing efforts, patient satisfaction and ensuring we meet the needs of our referring physicians.  Moving forward emphasis will be put on growing the CT business.

PIV, PIN, PIC, (Florida)

During the first quarter of 2016 Florida operations continued to come online as we finished the transition of the insurance providers to our system.  Winter is the busy season and was reflected in our volumes.  Marketing efforts to continue to grow the centers are ongoing both towards current referrers and sourcing out potential new offices.

Overall Operating Results:

For the three months ended March 31, 2016, revenues from medical scans services were $1,382,125 compared to $1,300,442 for the three months ended March 31, 2015, an increase of 6 % or $81,683. The increase in revenue was owing to an increase in scan volume for SMI.

For the three months ended March 31, 2016 revenues from teleradiology services was $540,360 compared to $520,075 for the three months ended March 31, 2015, an increase of 4 % or $20,285. The increase in revenue from teleradiology services of 4% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended March 31, 2015 was 0.8058, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended March 31, 2016 was 0.7235, a difference of 11%. Therefore, the actual increase is 15% and it owes to increase in reading volume across CTS hospital clients.

For the three months ended March 31, 2016, cost of sales incurred relating to teleradiology services was $445,360 as compared to $428,963 for the three months ended March 31, 2015, an increase of 4% or $16,397. As a result of the increase in revenues, we incurred additional cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the three months ended March 31, 2016 cost of sales from medical scans services was $509,820 compared to $522,503 for the three months ended March 31, 2015; a decrease of $12,683 or 2%. The decrease in costs of sales owes to reduce reading costs and reduced billing service fee as a result of almost all billings being processed in house and contracting with different radiologists group at better reading fees rates.

Operating expenses for the three months ended March 31, 2016 and March 31, 2015, totalled $959,483 and $993,179, respectively, a decrease of $33,696 or 3%, due to the following:

During the three months ended March 31, 2016, we incurred $318,002 in labor expense, as compared to $331,771 for the three months ended March 31, 2015. The decrease in labor expense is due to employee compensation pertaining to 4,200,000 stock options issued in January 2015 on employment contract signing, and streamlining CTS management operations in January 2016, therefore, reducing labor expense.

During the three months ended March 31, 2016, we incurred $217,090 in general and administrative expense, as compared to $188,802 for the three months ended March 31, 2015. The increase in general and administrative expense is due to non-recurring equipment repairs for the three months ended March 31, 2016.

During the three months ended March 31, 2016, we incurred $138,027 in rent expense, as compared to $132,693 for the three months ended March 31, 2015. The increase in rent expense is mainly due to additional operating lease commitment for SMI X-ray equipment use and space that started in January 2016.

During the three months ended March 31, 2016, we incurred $137,582 in depreciation expense, as compared to $135,724 for the three months ended March 31, 2015. The increase in depreciation expense is due to additional equipment purchased in the three months ended March 31, 2016.

During the three months ended March 31, 2016, we incurred $106,877 in legal and professional expense, as compared to $142,895 for the three months ended March 31, 2015. The decrease in legal and professional expense is owing to consulting expense pertaining to 4,200,000 stock options issued in January 2015 on contract agreement signing, and reducing dealings for billing service contract agreement that required legal consult.

During the three months ended March 31, 2016, we incurred $21,592 in insurance expense, as compared to $24,950 for the three months ended March 31, 2015. The decrease in insurance expense is due to negotiating better premiums on renewal.

During the three months ended March 31, 2016, we incurred $5,100 in management fees expense, as compared to $18,313 for the three months ended March 31, 2015. The decrease in management fees expense is owing to management fees expense pertaining to 1,600,000 stock options issued in January 2015 as management bonus.

During the three months ended March 31, 2016, we incurred $6,351 in advertising expense, as compared to $9,513 for the three months ended March 31, 2015. The decrease in advertising expense is due to non-recurring costs associated with marketing materials purchased in the three months ended March 31, 2015 as a result of marketing efforts of FL operations.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes.  In 2015 it raised $1,327,679 from the issuance of promissory notes and $20,000 from the issuance of a convertible note.

The Company’s operations have produced $1,922,485 of revenues for the three months ended March 31, 2016, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of March 31, 2016, our assets totalled $5,628,440 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of March 31, 2016, our total liabilities consisted of accounts payable and accrued liabilities of $1,929,686, obligations under capital lease of $447,861, promissory notes of $747,298, Royalty financing of $1,909,245 (net of discount), and non-related party convertible notes of $2,415,439 (net of discount). As of March 31, 2016, we had an accumulated deficit of $4,071,078 and a working capital deficit of $1,261,087.

As of March 31, 2016, the Company had promissory notes due to non–related parties for a total amount of $747,298.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017, but may be converted into a future financing of notes sold by the Company. The balance of the note at March 31, 2016 is $98,583, net of $6,417 in unamortized discount.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at March 31, 2016 is $500,000.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 70,000 shares of common stock of the Company. The Note is due on March 22, 2017, but may be converted into a future financing of notes sold by the Company. The Balance of the note at March 31, 2016 is $68,697, net of $1,303 in unamortized discount.

As of March 31, 2016, the Company had convertible notes due to non–related parties for a total amount of $2,415,439.

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and convertible into common shares of the Company at $0.15 per share. $1,840,000 of the notes mature July 1, 2017, $50,000 mature September 1, 2017, $25,000 mature September 1, 2019, and $100,000 of the notes mature on May 31, 2016.  In addition, each purchaser of the Series B Notes received shares dependent on the dollar amount of Series B Notes purchased. The total number of shares of common stock issued was 5,315,000 shares. A detailed schedule of the Series B Notes is presented in Note 8 to the consolidated financial statements.  $1,840,000 of Series B Notes original maturity was extended to their current maturity of July 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from November 16, 2015 to and including July 1, 2018. $50,000 of series B Notes original maturity was extended to their current maturity of September 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2018. $25,000 of series B Notes original maturity was extended to their current maturity of September 1, 2019 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2019.

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 8 to the consolidated financial statements. As of March 31, 2016 principal balance of the note was $185,000.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 70,000 shares in March 2016 at a per share price of $0.0203 to purchasers of $70,000 of a promissory note issued in March of 2016.

The Company issued 100,000 shares in February 2016 at a per share price of $0.07 to purchasers of $10,000 of a promissory note issued in February of 2016.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 16, 2016

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	May 16, 2016