Form 10-Q
period 2016-06-30
MEDICAL IMAGING CORP.
filed 2016-08-15
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016 the Company had outstanding 25,641,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$136,279	$109,914
Accounts Receivable - Direct Billings	1,138,705	708,479
Accounts Receivable - Third Party Billings (Florida Operations)	424,310	503,206
Allowance for Doubtful Accounts - Direct Billings	(56,475)	(56,475)
Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	(275,000)	(275,000)
Accounts Receivable, net	1,231,540	880,210
Prepaid Expenses	30,172	19,204
Total Current Assets	1,397,991	1,009,328
Property and Equipment
Property and Equipment	3,523,430	3,454,718
Less: Accumulated Depreciation	(1,280,235)	(998,224)
Total Property and Equipment, net	2,243,195	2,456,494
Goodwill	1,977,670	1,977,670
Other Assets
Deposits	21,687	11,764
Total Other Assets	21,687	11,764
TOTAL ASSETS	$5,640,543	$5,455,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,482,472	$1,212,430
Accrued Liabilities	643,206	580,336
Obligations Under Capital Lease, short term portion	167,246	205,740
Promissory Notes, short term portion	224,597	409,789
Royalty Financing, short term portion	131,816	106,141
Convertible Notes, net short term portion	2,189,793	156,425
Total Current Liabilities	4,839,130	2,670,861
Long Term Liabilities
Obligations Under Capital Lease, long term portion	225,635	267,146
Promissory Notes, long term portion	500,000	-
Royalty Financing, long term portion	1,775,761	1,828,960
Convertible Notes, net long term portion	215,854	2,267,575
Total Long Term Liabilities	2,717,250	4,363,681
Total Liabilities	7,556,380	7,034,542
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 25,641,481 and 25,391,481 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25,642	25,392
Additional Paid-In Capital	2,048,823	2,034,758
Accumulated Other Comprehensive Income	208,849	140,670
Accumulated Deficit	(4,199,151)	(3,780,106)
Total Stockholders' Deficit	(1,915,837)	(1,579,286)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,640,543	$5,455,256

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue:
Sales	$1,910,038	$2,004,301	$3,832,523	$3,824,818
Less: Cost of Sales	930,936	976,238	1,886,116	1,927,704
Gross Margin	979,102	1,028,063	1,946,407	1,897,114

Operating Expenses:
Labor	330,170	307,722	648,172	639,493
General and Administrative	193,152	163,623	410,242	352,425
Rent Office Space and Servers	140,908	132,759	278,935	265,452
Depreciation	140,166	137,014	277,748	272,738
Legal and Professional	65,595	79,300	172,471	222,195
Insurance	23,853	24,212	45,445	49,162
Advertising	21,541	8,066	27,892	17,582
Travel	10,534	12,596	19,396	21,111
Bad Debt Expense:
Increase in Allowance for Doubtful Accounts- Direct Billings	-	6,379	-	6,379
Management fees	5,100	5,100	10,200	23,413
Total Operating Expenses	931,019	876,771	1,890,501	1,869,950
Income from Operations	48,083	151,292	55,906	27,164

Other Income and (Expenses):
Other Income	50,082	47,677	56,092	53,701
Foreign Currency Gains (Losses)	(927)	(19,755)	(39,251)	(17,519)
Amortization of Debt Discount	(96,458)	(177,607)	(257,792)	(289,898)
Interest & Penalties Expense	(128,853)	(15,397)	(234,000)	(173,209)
Total Other Income (Expenses)	(176,156)	(165,082)	(474,951)	(426,925)

Loss Before Provision for Income Taxes	(128,073)	(13,790)	(419,045)	(399,761)
Provision for Income (Taxes) Credit	-	-	-	-
Net Loss	(128,073)	(13,790)	(419,045)	(399,761)
Comprehensive Income	27,715	37,654	68,179	57,051
Total Comprehensive Loss	$(100,358)	$23,864	$(350,866)	$(342,710)
Basic and Diluted Loss per Share	$(0.004)	$0.001	$(0.014)	$(0.014)
Weighted Average Shares Outstanding: Basic and Diluted	25,578,732	24,166,481	25,511,642	24,131,342

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(419,045)	$(399,761)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	277,748	272,738
Amortization of Debt Discount	257,792	289,898
Stock-Based Compensation	5,000	92,919
Foreign Currency Transaction (Gain) Loss	(1,181)	429
Changes in operating assets and liabilities:
Accounts Receivable	(351,330)	(464,997)
Allowance for Doubtful Accounts - Direct Billings	-	6,379
Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	-	-
Prepaid Expenses	(15,660)	(17,079)
Loans Receivable	-	1,497
Accounts Payable and Accrued Liabilities	316,999	156,516
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES	70,323	(61,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Equipment	(5,000)	-
Equipment Purchase	(46,613)	(42,806)
NET CASH USED IN INVESTING ACTIVITIES	(51,613)	(42,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	670,000	854,044
Proceeds from Convertible Debt	-	20,000
Royalty Fee Payment	(182,933)	(205,172)
Principal Payments on Promissory Notes	(420,700)	(662,354)
Principal Payments on Convertible Notes	(30,000)	(30,000)
Principal Payments on Capital Lease Obligations	(96,891)	(82,770)
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(60,524)	(106,252)
Gain (Loss) Due to Foreign Currency Translation	68,179	57,051
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,365	(153,468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,914	188,206
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,279	$34,738

Cash paid during the year for:
Interest	$269,102	$173,209
Income Taxes	$51,187	$28,813
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$9,030	$1,040
Warrants Issued for Convertible Notes	$285	$-
Equipment purchased under Capital Lease	$16,618	$20,399
Accrued Interest Converted to Note	$30,000	$75,039

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2016, and December 31, 2015, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts from direct billings was $56,475.

For the six months ended June 30, 2016 and 2015 there was change in allowance from direct billings of $0 and $6,379, respectively.

As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts from third party billings (Florida operations) was $275,000.

There was no change in the allowance for doubtful accounts from third party billings (Florida operations) for the six months ended June 30, 2016 and 2015.

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

Goodwill and Indefinite - Lived Intangible Assets

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

No goodwill impairment was recognized during 2016 or 2015.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the six months ended June 30, 2016, CTS held six contracts; four contracts that are renewable on a year-to-year basis and two contracts that are renewable in 2016 and 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, property, equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment at least annually.

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

There was no stock-based compensation expense to non-employees for the three months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016, the Company recognized stock based compensation expenses from stock granted to employees of $5,000.

There was no stock-based compensation expense to employees for the three months ended June 30, 2015.

There was no stock-based compensation expense to non-employees for the six months ended June 30, 2016, and 2015.

For the six months ended June 30, 2016, the Company recognized stock based compensation expenses from stock granted to employees of $5,000.

There was no stock-based compensation expense to employees for the six months ended June 30, 2015.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and notes and loans payable approximate fair value due to their maturities.

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

The Company recognized a foreign currency loss on transactions from operations of $927, and $19,755 for the three months ended June 30, 2016 and 2015, respectively.

The Company recognized a foreign currency loss on transactions from operations of $39,251 and $17,519 for the six months ended June 30, 2016 and 2015, respectively.

The Company recognized other comprehensive income of $27,715 and $37,654 for the three months ended June 30, 2016 and 2015, respectively.

The Company recognized other comprehensive income of $68,179 and $57,051 for the six months ended June 30, 2016 and 2015, respectively.

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

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Total Comprehensive Income (Loss)	$(100,358)	$23,864	$(350,866)	$(342,710)

Denominator:
Weighted average number of shares outstanding – basic and diluted	25,578,732	24,166,481	25,511,642	24,131,342
EPS:
Basic and Diluted:	$(0.004)	$0.001	$(0.014)	$(0.014)

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At June 30, 2016 and December 31, 2015, the major class of property and equipment were as follows:

	June 30, 2016	December 31, 2015	Estimated useful lives
Computer/Office Equipment	$476,217	$454,117	3-7 years
Medical Equipment	2,194,827	2,156,820	3-7 years
Leasehold Improvements	852,386	843,781	5-15 years
Less: Accumulated Depreciation	(1,280,235)	(998,224)
Net Book Value	$2,243,195	$2,456,494

Depreciation expense was $140,166 and $137,014 for the three months ended June 30, 2016 and 2015, respectively.

Depreciation expense was $277,748 and $272,738 for the six months ended June 30, 2016 and 2015, respectively.

Note 4. Goodwill

There was no change in the carrying amount of goodwill for the eighteen months ended June 30, 2016. As of June 30, 2016 the balance of goodwill is $1,977,670.

Note 5.  Operating Lease Commitments

CTS has a lease commitment for its office space of approximately $2,450 minimum rental, and approximately $3,550 in utilities, realty taxes, and operating costs, for a total of approximately $6,000 per month. The lease renewed in April 2013 for a period of five years and will expire in March 2018.  CTS has sublet the space under the original lease to the end of its original term. In accordance with ASC 840, Leases, (“ASC 840”) the Company has recognized approximately $8,000 in total sublease loss, as a result of total anticipated revenue on the operating lease being less than original lease obligations. The loss was recorded on sublease execution and amortized over its term.

CTS has a lease commitment for its new office space in Toronto, Canada of approximately  $2,600 minimum rental, and approximately $3,400 in utilities, realty taxes, and operating costs, for a total of approximately $6,000 per month. The lease will expire April 30, 2021.

SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania. The lease will expire on July 30, 2021. Monthly rental amounts are $5,437 per month plus approximately $1,674 in utilities, realty taxes, and operating costs.

SMI has a lease for its x-ray equipment space in Pottsville, Pennsylvania. The lease term is seven years from commitment date of October 2014. Monthly lease payments are $3,000.

SMI has a lease for use of x-ray equipment and space in Pottsville, Pennsylvania. The lease term is two years from commitment date of January 2016. Monthly lease payments are $2,000.

SMI has a lease for office space in Dallas, Texas of approximately $880 per month. The lease will expire in August 31, 2016 and will not be renewed.

PIV has a lease for office space in Venice, Florida. The lease will expire September 30, 2021. Monthly rental amounts are $15,377 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of June 30, 2016:

Year	Total
2016	$347,017
2017	660,514
2018	567,514
2019	546,514
2020	431,998
2021	265,241
$2,818,799

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

The gross amount of the equipment held under capital leases totals $555,000. Net book value at June 30, 2016 was $157,333 after accumulated depreciation of $397,667. Net book value at December 31, 2015 was $218,833 after accumulated depreciation of $342,167.

Amortization of the capital lease assets is included in the depreciation expense of $27,750 for the three months ended June 30, 2016, and 2015.

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

The gross amount of the x-ray machine held under the capital lease is $78,250. Net book value at June 30, 2016 was $46,950 after accumulated amortization of $31,300. Net book value at December 31, 2015 was $54,775 after accumulated amortization of $23,475.

Amortization of the capital lease assets is included in the depreciation expense of $3,913 for the three months ended June 30, 2016, and 2015, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $162,333. Net book value at June 30, 2016 was $108,222 after accumulated amortization of $54,111. Net book value at December 31, 2015 was $124,455 after accumulated amortization of $37,878.

Amortization of the capital lease assets is included in the depreciation expense of $8,355 for the three months ended June 30, 2016, and 2015.

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

The gross amount of the Digital Printers held under the capital lease is $3,498. Net book value at June 30, 2016 was $2,818 after accumulated amortization of $680.

Amortization of the capital lease assets is included in the depreciation expense of $486 and $0 for the three months ended June 30, 2016, and 2015, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $167,107. Net book value at June 30, 2016 was $115,582 after accumulated amortization of $51,525. Net book value at December 31, 2015 was $132,292 after accumulated amortization of $34,815.

Amortization of the capital lease assets is included in the depreciation expense of $8,355for the three months ended June 30, 2016, and 2015, respectively.

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

The gross amount of the computers held under the capital lease is $25,108. Net book value at June 30, 2016 was $12,205 after accumulated amortization of $12,903. Net book value at December 31, 2015 was $16,390 after accumulated amortization of $8,718.

Amortization of the capital lease assets is included in the depreciation expense of $2,092 for the three months ended June 30, 2016, and 2015, respectively.

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

The gross amount of the Digital Printers held under the capital lease is $13,120. Net book value at June 30, 2016 was $11,844 after accumulated amortization of $1,276.

Amortization of the capital lease assets is included in the depreciation expense of $1,093 and $0 for the three months ended June 30, 2016, and 2015, respectively.

CTS Computers Lease

On January 21, 2015, the Company entered into a capital lease agreement to lease computers that were installed on the same date of acceptance. Under the terms of the lease, the Company is to make monthly payments of $529, plus applicable sales tax, over a period of 36 months. At the end of the lease, the Company will have the option to purchase the computers for a total purchase price of $1.00. The lease was accounted for as a capital lease for a total value of $19,560.

The gross amount of the computers held under the capital lease is $19,560. Net book value at June 30, 2016 was $11,953 after accumulated amortization of $7,607. Net book value at December 31, 2015 was $12,767 after accumulated amortization of $6,230.

Amortization of the capital lease assets is included in the depreciation expense of $1,592 for the three months ended June 30, 2016, and 2015, respectively.

Minimum future lease payments under the capital leases as of June 30, 2016 are as follow:

Minimum Lease Payments	Total
2016	$123,839
2017	114,858
2018	99,733
2019	84,201
2020	3,094

Total minimum lease payments	425,725
Less amount representing interest	32,844

Present value of minimum lease payments	392,881
Less current portion of minimum lease payments	167,246

Long-term capital lease obligations at June 30, 2016	$225,635

Note 7. Promissory Notes

During the year ended December 31, 2015, the Company received $559,000 from forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”), the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, presented in the consolidated financial statements as promissory notes.  The forward sales of receivables do not carry a security interest and the only recourse is against accounts receivable. The forward sales of receivables call for weekly payments of $13,000 towards the principal balance and interest. The forward sales of receivables were paid off early on February 29, 2016.

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

On February 23, 2016 the Company sold a bridge promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017 but may be converted into a future financing of notes sold by the Company. In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $7,000.  Amortization of the discount for the three months ended June 30, 2016 and 2015 was $1,750, and $0, respectively.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%.From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments.

The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty.

On March 22, 2016, the Company sold additional $70,000 in a bridge promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $2,030.  Amortization of the discount for the three months ended June 30, 2016 and 2015 was $355, and $0, respectively.

A summary of the promissory notes is as follows:

Issuance Date	December 31, 2015 Balance	Notes Issued	Payments	Changes in Discount	June 30, 2016 Balance	Maturity Date
21-Mar-11	$7,752	$-	(7,752)	$-	$-	18-Mar-16
16-Jun-15	108,456	-	(63,954)	16,318	60,820	14-Feb-17
16-Jun-15	58,581	-	(58,581)	-	-	02-Mar-16
04-Aug-15	10,000	-	(10,000)	-	-	05-Jan-16
22-Sep-15	125,000	-	(125,000)	-	-	29-Feb-16
22-Dec-15	100,000	-	(100,000)	-	-	29-Feb-16
16-Feb-16	-	100,000	-	(4,667)	95,333	23-Feb-17
22-Feb-16	-	500,000	-	-	500,000	31-Aug-17
22-Mar-16	-	70,000	-	(1,556)	68,444	22-Mar-17
Total	$409,789	$670,000	$(365,287)	$10,095	$724,597

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

In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the three months ended ended June 30, 2016 and 2015 was $1,806, and $20,356, respectively.

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

For the three months ended June 30, 2016, $60,450 of accrued interest was recorded on the notes and $45,450 was paid.

The Details of Series B Notes are as follows:

	December 31, 2015 Balance	Unamortized Discount	June 30, 2016 Balance	Maturity Date
03-Dec-12	$25,000	$(96)	$24,904	01-Jul-17
03-Dec-12	125,000	(482)	124,518	01-Jul-17
03-Dec-12	50,000	(193)	49,807	01-Jul-17
03-Dec-12	25,000	(96)	24,904	01-Jul-17
03-Dec-12	25,000	(96)	24,904	01-Jul-17
03-Dec-12	25,000	(96)	24,904	01-Jul-17
03-Dec-12	1,500,000	(5,780)	1,492,220	01-Jul-17
03-Dec-12	50,000	(194))	49,806	01-Jul-17
03-Dec-12	15,000	(58)	14,942	01-Jul-17
03-Dec-12	100,000	-	100,000	31-Dec-16
27-Mar-13	25,000	(58)	24,942	01-Sep-17
27-Mar-13	25,000	(58)	24,942	01-Sep-17
27-Mar-13	25,000	(135)	24,865	01-Sep-19
Total	$2,015,000	$(7,342)	$2,007,658

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

Principal Payments
2016	$100,000
2017	1,890,000
2018	-
2019	25,000
Total	$2,015,000

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

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the three months ended June 30, 2016 and 2015 was $1,277.

For the three months ended June 30, 2016, $7,200 in accrued interest was recorded on the notes and paid.

Issuance Date	Balance at December 31, 2015	Unamortized Discount	Balance at June 30, 2016	Balance at December 31, 2015
22-May-14	$50,000	$(917)	$49,083	31-May-17
22-May-14	22,500	(413)	22,088	31-May-17
22-May-14	22,500	(413)	22,088	31-May-17
25-Aug-14	50,000	(1,434)	48,566	31-Oct-17
25-Aug-14	25,000	(717)	24,283	31-Oct-17
31-Oct-14	50,000	(1,167)	48,833	31-Oct-17
17-Feb-15	20,000	(578)	19,422	17-Feb-18
Total	$240,000	$(5,636)	$234,364

Following are maturities of the long –term debt in Series C Notes:

Principal Payments
2016	$-
2017	220,000
2018	20,000
Total	$240,000

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

For the three months ended June 30, 2016 and 2015, $5,835 and $7,180, respectively, of interest was recorded on the notes and paid.

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the three months ended June 30, 2016 and 2015 was $2,125.

Summary of the note is as follows:

Issuance Date	December 31, 2015 Balance	Payments	Unamortized Discount	June 30, 2016 Balance	Maturity Date

26-Mar-14	$200,000	$(30,000)	$(6,375)	$163,625	27-Feb-17

Following are maturity of the individually issued convertible notes:

Principal Payments
2016	$30,000
2017	140,000
Total	$170,000

Note 9. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount. As of December 31, 2015, the Company paid a total of $446,377 in royalty payments. The amount financed is recorded net of discount to be amortized during the term. For the three months ended June 30, 2016 and 2015, the Company has recorded discount amortization expense of $80,334 and $39,530, respectively. The balance as shown on the consolidated balance sheet as of June 30, 2016 was $1,907,577, net of $5,463,270 in unamortized discount.

Note 10. Major Customers

For the three months ended June 30, 2016 and 2015, revenue was derived primarily from medical imaging and radiology services.

There were no major customers representing more than 10% of total revenue for the three and six months ended June 30, 2016 and 2015.

There were no closing balances for accounts receivable greater than 10% of total balance the six months ended June 30, 2016 and 2015.

Note 11. Major Vendors

There were no major vendors for the three and six months ended June 30, 2016 and 2015.

Note 12. Related Party Transactions

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 15. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period. At June 30, 2016, the Company had $62,415 balance owing for services rendered.

Note 13. Common Stock Transactions

On June 7, 2016, 50,000 shares were issued for services valued at $5,000 based upon the closing price of the Company’s common stock at the grant date.

On June 16, 2016, the company issued 30,000 shares of common stock of the Company as part of the bridge convertible note to a private investor. The shares were valued at $609 based upon the closing price of the Company’s common stock at the grant date.

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

Note. 15. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $107,058, and $357,567 for the three and six months ended June 30, 2016 as well as a working capital deficit of $3,447,840. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2016, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 16. Subsequent events

Subsequent to quarter end, the Company received $350,000 from forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note.   The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for twenty monthly payments of $20,000 towards the principal balance and interest starting August 1, 2016.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three and six months ended June 30, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Operations

CTS

During the second quarter of 2016 time was spent on servicing existing hospitals, expanding some of our services to include a medical manager for hospitals in rural communities and looking for new growth opportunities. One of our existing hospitals increased coverage with CTS to include greater daily emergency volume.

SMI

During the second quarter of 2016 we saw continued increase revenue and patient scan volume.  The center posted its strongest Q2 volume since we acquired the center including new records for June MRI patient scans by over 10%.  Special attention has been given to marketing efforts, patient satisfaction and ensuring we meet the needs of our referring physicians.  Moving forward emphasis will be put on growing the CT business which also saw increase patient volume in the quarter.

PIV, PIN, PIC, (Florida)

During the second quarter of 2016 Florida operations continued to come online as we finished the transition of the insurance providers to our system. This process is now complete going forward. Winter is the busy season and was reflected in our volumes.  Marketing efforts to continue to grow the centers are ongoing both towards current referrers and sourcing out potential new offices.  Our Naples location (PIN) hired a new marketing representative specifically for the area.

Overall Operating Results:

For the three months ended June 30, 2016, revenues from medical scans services were $1,362,407 compared to $1,463,702 for the three months ended June 30, 2015, a decrease of 7 % or $101,295. Although SMI has shown an increase in scan volume, due to decrease in fees schedule along with slight decrease in scan volume in FL operations, revenues resulted in the overall decrease.

For the three months ended June 30, 2016 revenues from teleradiology services was $547,631 compared to $540,599 for the three months ended June 30, 2015, an increase of 1% or $7,031. The increase in revenue from teleradiology services of 2% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended June 30, 2015 was 0.8058, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended June 30, 2016 was 0.7509, a difference of 8% from June 30, 2015 exchange rate of $0.8134. Therefore, the actual increase is 10% and it owes to increase in reading volume across CTS hospital clients.

For the three months ended June 30, 2016, cost of sales incurred relating to teleradiology services was $447,295 as compared to $445,569 for the three months ended June 30, 2015, an increase of less than 1% or $1,726, closely related to change in revenue. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the three months ended June 30, 2016 cost of sales from medical scans services was $483,641 compared to $530,669 for the three months ended June 30, 2016; a decrease of $47,028 or 9%. The decrease in costs of sales owes to reduce reading costs and reduced billing service fee as a result of almost all billings being processed in house and contracting with different radiologists group at better reading fees rates.

Operating expenses for the three months ended June 30, 2016 and 2015, totalled $931,019 and $876,771, respectively, an increase of $54,248 or 6%, due to the following:

During the three months ended June 30, 2016, we incurred $330,170 in labor expense, as compared to $307,722 for the three months ended June 30, 2015. The increase in labor expense is due to additional hiring to accommodate for the increase in scan volume.

During the three months ended June 30, 2016, we incurred $193152 in general and administrative expense, as compared to $163,623 for the three months ended June 30, 2015. The increase in general and administrative expense is due to non-recurring equipment repairs for the three months ended June 30, 2016.

During the three months ended June 30, 2016, we incurred $140,908 in rent expense, as compared to $132,014 for the three months ended June 30, 2015. The increase in rent expense is mainly due to additional operating lease commitment for SMI X-ray equipment use and space that started in January 2016, and CTS new lease for office space started in May 2016.

During the three months ended June 30, 2016, we incurred $140,166 in depreciation expense, as compared to $137,014 for the three months ended June 30, 2015. The increase in depreciation expense is due to additional equipment purchased in the three months ended June 30, 2016.

During the three months ended June 30, 2016, we incurred $65,595 in legal and professional expense, as compared to $79,300 for the three months ended June 30, 2015. The decrease in legal and professional expense is owing to reducing dealings for billing service contract agreement that required legal consult.

During the three months ended June 30, 2016, we incurred $23,853 in insurance expense, as compared to $24,212 for the three months ended June 30, 2015. The decrease in insurance expense is due to negotiating better premiums on renewal.

During the three months ended June 30, 2016, we incurred $21,541 in advertising expense, as compared to $8,066 for the three months ended June 30, 2015. The increase in advertising expense is due to additional marketing efforts in the medical imaging clinics.

For the six months ended June 30, 2016, revenues from medical scans services were $2,726,320 compared to $2,759,240 for the six months ended June 30, 2015, a decrease of 1 % or $32,920. Although SMI has shown an increase in scan volume, due to decrease in fees schedule along with slight decrease in scan volume in FL operations, revenues resulted in the overall decrease.

For the six months ended June 30, 2016 revenues from teleradiology services was $1,106,203 compared to $1,065,578 for the six months ended June 30, 2015, an increase of 4% or $40,625. The increase in revenue from teleradiology services of 4% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the six months ended June 30, 2015 was 0.8058, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended June 30, 2016 was 0.7509, a difference of 8% from June 30, 2015 exchange rate of $0.8134. Therefore, the actual increase is 12% and it owes to increase in reading volume across CTS hospital clients.

For the six months ended June 30, 2016, cost of sales incurred relating to teleradiology services was $909,521 as compared to $878,578 for the six months ended June 30, 2015, an increase of than 4% or $30,943, closely related to change in revenue. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the six months ended June 30, 2016 cost of sales from medical scans services was $976,595 compared to $1,049,126 for the six months ended June 30, 2016; a decrease of $72,531 or 7%. The decrease in costs of sales owes to reduce reading costs and reduced billing service fee as a result of almost all billings being processed in house and contracting with different radiologists group at better reading fees rates.

Operating expenses for the six months ended June 30, 2016 and 2015, totalled $1,890,501 and $1,869,950, respectively, an increase of $20,551 or 2%, due to the following:

During the six months ended June 30, 2016, we incurred $648,172 in labor expense, as compared to $639,493 for the six months ended June 30, 2015. The increase in labor expense is due to additional hiring to accommodate for the increase in scan volume.

During the six months ended June 30, 2016, we incurred $410,242 in general and administrative expense, as compared to $352,425 for the six months ended June 30, 2015. The increase in general and administrative expense is due to non-recurring equipment repairs for the six months ended June 30, 2016.

During the six months ended June 30, 2016, we incurred $278,935 in rent expense, as compared to $265,452 for the six months ended June 30, 2015. The increase in rent expense is mainly due to additional operating lease commitment for SMI X-ray equipment use and space that started in January 2016, and CTS new lease for office space started in May 2016.

During the six months ended June 30, 2016, we incurred $277,748 in depreciation expense, as compared to $272,738 for the six months ended June 30, 2015. The increase in depreciation expense is due to additional equipment purchased in the six months ended June 30, 2016.

During the six months ended June 30, 2016, we incurred $172,471 in legal and professional expense, as compared to $222,195 for the six months ended June 30, 2015. The decrease in legal and professional expense is owing to reducing dealings for billing service contract agreement that required legal consult.

During the six months ended June 30, 2016, we incurred $45,445 in insurance expense, as compared to $49,162 for the six months ended June 30, 2015. The decrease in insurance expense is due to negotiating better premiums on renewal.

During the six months ended June 30, 2016, we incurred $27,892 in advertising expense, as compared to $17,582 for the six months ended June 30, 2015. The increase in advertising expense is due to additional marketing efforts in the medical imaging clinics.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes.  In 2015 it raised $1,327,679 from the issuance of promissory notes and $20,000 from the issuance of a convertible note.  In 2016 it raised $670,000 from the issuance of promissory notes.

The Company’s operations have produced $1,910,038, and $3,832,523 of revenues for the three and six months ended June 30, 2016, respectively, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of June 30, 2016, our assets totalled $5,640,543 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of June 30, 2016, our total liabilities consisted of accounts payable and accrued liabilities of $2,125,678, obligations under capital lease of $392,881, promissory notes of $724,597, Royalty financing of $1,907,577 (net of discount), and non-related party convertible notes of $2,405,647 (net of discount). As of June 30, 2016, we had an accumulated deficit of $4,199,151 and a working capital deficit of $3,441,139.

Promissory Notes:

As of June 30, 2016, the Company had promissory notes due to non–related parties for a total amount of $724,597.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017, but may be converted into a future financing of notes sold by the Company. The balance of the note at June 30, 2016 is $95,333, net of $4,667 in unamortized discount.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at June 30, 2016 is $500,000.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017, but may be converted into a future financing of notes sold by the Company. The Balance of the note at June 30, 2016 is $68,444, net of $1,556 in unamortized discount.

Convertible Notes:

As of June 30, 2016, the Company had convertible notes due to non–related parties for a total amount of $2,405,647.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 8 to the consolidated financial statements. As of June 30, 2016 principal balance of the note was $170,000.

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

Royalty Financing:

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

N/A

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 50,000 shares in June 2016 at a per share price of $0.10 for services.

The Company issued 30,000 shares in June 2016 at a per share price of $0.0203 to purchasers of $70,000 of a promissory note issued in March of 2016.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 15, 2016

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	August 15, 2016