Form 10-Q
period 2016-09-30
MEDICAL IMAGING CORP.
filed 2016-11-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016 the Company had outstanding 25,641,481 shares of its common stock.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$51,491	$109,914
Accounts Receivable
Accounts Receivable - Direct Billings	1,381,153	708,479
Accounts Receivable - Third Party Billings (Florida Operations)	414,419	503,206
Allowance for Doubtful Accounts - Direct Billings	(56,475)	(56,475)
Allowance for Doubtful Accounts - Third Party Billings (Florida Operations)	(275,000)	(275,000)
Accounts Receivable, net	1,464,097	880,210
Prepaid Expenses	17,007	19,204
Total Current Assets	1,532,595	1,009,328
Property and Equipment
Property and Equipment	3,578,917	3,454,718
Less: Accumulated Depreciation	(1,420,163)	(998,224)
Total Property and Equipment, net	2,158,754	2,456,494
Goodwill	1,977,670	1,977,670
Other Assets
Deposits	24,001	11,764
Total Other Assets	24,001	11,764
TOTAL ASSETS	$5,693,020	$5,455,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,629,005	$1,212,430
Accrued Liabilities	623,609	580,336
Obligations Under Capital Lease, short term portion	101,128	205,740
Promissory Notes, short term portion	988,111	409,789
Royalty Financing, short term portion	142,819	106,141
Convertible Notes, net short term portion	2,253,948	156,425
Total Current Liabilities	5,738,620	2,670,861
Long Term Liabilities
Obligations Under Capital Lease, long term portion	203,174	267,146
Royalty Financing, long term portion	1,784,338	1,828,960
Convertible Notes, net long term portion	141,907	2,267,575
Total Long Term Liabilities	2,129,419	4,363,681
Total Liabilities	7,868,039	7,034,542
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 25,641,481 and 25,391,481 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25,641	25,391
Additional Paid-In Capital	2,048,824	2,034,759
Accumulated Other Comprehensive Income	237,587	140,670
Accumulated Deficit	(4,487,071)	(3,780,106)
Total Stockholders' Deficit	(2,175,019)	(1,579,286)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,693,020	$5,455,256

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue:
Sales	$1,819,039	$1,675,399	$5,651,562	$5,500,217
Less: Cost of sales	978,546	937,795	2,864,662	2,865,499
Gross Margin	840,493	737,604	2,786,900	2,634,718

Operating Expenses:
Labor	303,149	318,167	951,321	957,660
General and Administrative	176,564	172,640	586,806	525,065
Depreciation	140,550	137,116	418,298	409,854
Rent Office Space and Servers	134,715	128,211	413,650	393,663
Depreciation	134,715	128,211	413,650	393,663
Legal and professional	54,797	82,985	227,267	305,180
Advertising	37,791	5,833	65,683	23,415
Insurance	22,284	20,766	67,729	69,928
Travel	14,461	10,091	33,857	31,202
Bad Debt Expense	1,219	(849)	1,219	5,530
Management fees	5,100	5,100	15,300	28,513
Total Operating Expenses	890,630	880,060	2,781,130	2,750,010
Income from Operations	(50,137)	(142,456)	5,770	(115,292)

Other Income and (Expenses):
Other Income	3,992	7,326	60,083	15,971
Foreign Currency Gains (Losses)	(595)	14,046	(39,846)	(3,473)
Amortization of Debt Discount	(117,348)	(173,485)	(375,140)	(463,383)
Interest & Penalties Expense	(123,832)	(230,950)	(357,832)	(404,159)
Total Other Income (Expenses)	(237,783)	(383,063)	(712,735)	(855,044)

Loss Before Provision for Income Taxes	(287,920)	(525,519)	(706,965)	(970,336)
Provision for Income (Taxes) Credit	-	(1,092)	-	43,964
Net Loss	(287,920)	(526,611)	(706,965)	(926,372)
Comprehensive Income	28,738	28,633	96,917	85,684
Total Comprehensive Loss	$(259,182)	$(497,978)	$(610,048)	$(840,688)
Basic and Diluted Loss per Share	$(0.010)	$(0.021)	$(0.024)	$(0.035)
Weighted Average Shares Outstanding:
Basic and Diluted	25,641,481	24,166,481	25,555,237	24,143,183

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(706,965)	$(926,372)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation	418,298	409,854
Amortization of Debt Discount	375,140	463,383
Stock-based compensation	5,000	92,919
Foreign currency transaction (Gain) Loss	(4,418)	579
Changes in operating assets and liabilities:
Accounts Receivable	(583,887)	(383,490)
Prepaid Expenses and Deposits	(2,456)	(22,740)
Loans Receivable	-	1,497
Accounts Payable and Accrued Liabilities	444,848	597,715
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(54,440)	233,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Equipment	(5,000)	-
Equipment Purchase	(102,847)	(45,633)
NET CASH USED IN INVESTING ACTIVITIES	(107,847)	(45,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	1,020,000	1,171,137
Proceeds from Convertible Debt	-	20,000
Royalty Fee Payment	(182,933)	(310,348)
Principal Payments on Promissory Notes	(639,650)	(1,004,420)
Principal Payments on Convertible Notes	(5,000)	(45,000)
Principal Payments on Capital Lease Obligations	(185,470)	(133,023)
NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	6,947	(301,654)
Gain (Loss) due to foreign currency translation	96,917	85,684
NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,423)	(28,258)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,914	188,206
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,491	$159,948

Cash paid during the year for:
Interest	$227,538	$261,838
Income Taxes	$51,187	$29,295
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$9,030	$1,040
Warrants Issued for Convertible Notes	$285	$-
Equipment purchased under Capital Lease	$16,618	$18,997
Accrued Interest converted to Note	$15,000	$75,039

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2016, and December 31, 2015, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts from direct billings was $56,475.

For the nine months ended September 30, 2016 and 2015 there was change in allowance from direct billings of $0 and $6,379, respectively.

As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts from third party billings (Florida operations) was $275,000.

There was no change in the allowance for doubtful accounts from third party billings (Florida operations) for the nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, management does not believe an increase in the allowance for doubtful accounts is necessary.  Although the gross receivable balance has increased significantly, management is actively pursuing collection efforts directly with patients and insurance payers and believes that the current allowance for doubtful accounts is sufficient to cover any expected losses.

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

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the nine months ended September 30, 2016, CTS held six contracts; four contracts that are renewable on a year-to-year basis and two contracts that are renewable in 2016 and 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

There was no stock-based compensation expense to non-employees for the three months ended September 30, 2016 and 2015.

There was no stock-based compensation expense to employees for the three months ended September 30, 2016 and 2015.

There was no stock-based compensation expense to non-employees for the nine months ended September 30, 2016, and 2015.

For the nine months ended September 30, 2016, the Company recognized stock based compensation expenses from stock granted to employees of $5,000.

For the nine months ended September 30, 2015, the Company recognized stock based compensation expenses from stock granted to employees of $10,340.

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

Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company recognized a foreign currency loss on transactions from operations of $595, and gain of $14,046 for the three months ended September 30, 2016 and 2015, respectively.

The Company recognized a foreign currency loss on transactions from operations of $39,846 and $3,473 for the nine months ended September 30, 2016 and 2015, respectively.

The Company recognized other comprehensive income of $28,738 and $28,633 for the three months ended September 30, 2016 and 2015, respectively.

The Company recognized other comprehensive income of $96,917 and $85,684 for the nine months ended September 30, 2016 and 2015, respectively.

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

The information related to basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Total Comprehensive Income (Loss)	$(259,182)	$(497,978)	$(610,048)	$(840,688)

Denominator:
Weighted average number of shares outstanding – basic and diluted	25,641,481	24,166,481	25,555,237	24,143,183
EPS:
Basic and Diluted:	$(0.010)	$(0.021)	$(0.024)	$(0.035)

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine, month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At September 30, 2016 and December 31, 2015, the major class of property and equipment were as follows:

	September 30, 2016	December 31, 2015	Estimated useful lives
Computer/Office Equipment	$475,469	$454,117	3-7 years
Medical Equipment	2,251,062	2,156,820	3-7 years
Leasehold Improvements	852,386	843,781	5-15 years
Less: Accumulated Depreciation	(1,420,163)	(998,224)
Net Book Value	$2,158,754	$2,456,494

Depreciation expense was $140,550 and $137,116 for the three months ended September 30, 2016 and 2015, respectively.

Depreciation expense was $418,298 and $409,854 for the nine months ended September 30, 2016 and 2015, respectively.

Note 4. Goodwill

There was no change in the carrying amount of goodwill for the eighteen months ended September 30, 2016. As of September 30, 2016 the balance of goodwill is $1,977,670.

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

PIV has a lease for office space in Venice, Florida. The lease will expire September 30, 2021. Monthly rental amounts are $13,170 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of September 30, 2016:

Year	Total
2016	$175,008
2017	634,032
2018	541,032
2019	520,032
2020	405,516
2021	245,379
$2,520,999

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

The gross amount of the equipment held under capital leases totals $555,000. Net book value at September 30, 2016 was $129,583 after accumulated depreciation of $425,417. Net book value at December 31, 2015 was $218,833 after accumulated depreciation of $342,167.

Amortization of the capital lease assets is included in the depreciation expense of $27,750 for the three months ended September 30, 2016, and 2015.

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

The gross amount of the x-ray machine held under the capital lease is $78,250. Net book value at September 30, 2016 was $43,036 after accumulated amortization of $35,212. Net book value at December 31, 2015 was $54,775 after accumulated amortization of $23,475.

Amortization of the capital lease assets is included in the depreciation expense of $3,913 for the three months ended September 30, 2016, and 2015, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $162,333. Net book value at September 30, 2016 was $100,105 after accumulated amortization of $62,228. Net book value at December 31, 2015 was $124,455 after accumulated amortization of $37,878.

Amortization of the capital lease assets is included in the depreciation expense of $8,117 for the three months ended September 30, 2016, and 2015.

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

The gross amount of the Digital Printers held under the capital lease is $3,498. Net book value at September 30, 2016 was $2,721 after accumulated amortization of $777.

Amortization of the capital lease assets is included in the depreciation expense of $292 and $0 for the three months ended September 30, 2016, and 2015, respectively.

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

The gross amount of the PACS/RIS system held under the capital lease is $167,107. Net book value at September 30, 2016 was $107,226 after accumulated amortization of $59,880. Net book value at December 31, 2015 was $132,292 after accumulated amortization of $34,815.

Amortization of the capital lease assets is included in the depreciation expense of $8,355for the three months ended September 30, 2016, and 2015, respectively.

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

The gross amount of the computers held under the capital lease is $25,108. Net book value at September 30, 2016 was $10,113 after accumulated amortization of $14,995. Net book value at December 31, 2015 was $16,390 after accumulated amortization of $8,718.

Amortization of the capital lease assets is included in the depreciation expense of $2,092 for the three months ended September 30, 2016, and 2015, respectively.

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

The gross amount of the Digital Printers held under the capital lease is $13,120. Net book value at September 30, 2016 was $10,971 after accumulated amortization of $2,149.

Amortization of the capital lease assets is included in the depreciation expense of $1,624 and $0 for the three months ended September 30, 2016, and 2015, respectively.

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

The gross amount of the computers held under the capital lease is $19,560. Net book value at September 30, 2016 was $8,622 after accumulated amortization of $10,778. Net book value at December 31, 2015 was $12,767 after accumulated amortization of $6,230.

Amortization of the capital lease assets is included in the depreciation expense of $1,624 for the three months ended September 30, 2016, and 2015, respectively.

Minimum future lease payments under the capital leases as of September 30, 2016 are as follow:

Minimum Lease Payments	Total
2016	$28,899
2017	114,783
2018	99,721
2019	84,201
2020	3,094

Total minimum lease payments	330,698
Less amount representing interest	26,396

Present value of minimum lease payments	304,302
Less current portion of minimum lease payments	101,128

Long-term capital lease obligations at September 30, 2016	$203,174

Note 7. Promissory Notes

During the year ended December 31, 2015, the Company received $559,000 from forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”), the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, presented in the consolidated financial statements as promissory notes.  The forward sales of receivables do not carry a security interest and the only recourse is against accounts receivable. The forward sales of receivables called for weekly payments of $13,000 towards the principal balance and interest. The forward sales of receivables were paid off early on February 29, 2016.

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

On February 23, 2016 the Company sold a bridge promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017 but may be converted into a future financing of notes sold by the Company. In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $7,000.  Amortization of the discount for the three months ended September 30, 2016 and 2015 was $1,750, and $0, respectively.

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

On March 22, 2016, the Company sold an additional $70,000 bridge promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $2,030.  Amortization of the discount for the three months ended September 30, 2016 and 2015 was $355, and $0, respectively.

On July 1, 2016, the Company received $350,000 from forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note.   The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for twenty monthly payments of $20,000 towards the principal balance and interest starting August 1, 2016.

A summary of the promissory notes is as follows:

Issuance Date	December 31, 2015 Balance	Notes Issued	Payments	Changes in Discount	September 30, 2016 Balance	Maturity Date
21-Mar-11	$7,752	$-	(7,752)	$-	$-	18-Mar-16
16-Jun-15	108,456	-	(145,719)	37,263	-	14-Feb-17
16-Jun-15	58,581	-	(58,581)	-	-	02-Mar-16
04-Aug-15	10,000	-	(10,000)	-	-	05-Jan-16
22-Sep-15	125,000	-	(125,000)	-	-	29-Feb-16
22-Dec-15	100,000	-	(100,000)	-	-	29-Feb-16
16-Feb-16	-	100,000	-	(2,916)	97,084	23-Feb-17
22-Feb-16	-	500,000	-	-	500,000	31-Aug-17
22-Mar-16	-	70,000	-	(973)	69,027	22-Mar-17
01-Jul-16	-	500,000	(40,000)	(138,000)	322,000	01-Aug-17
Total	$409,789	$1,170,000	$(487,052)	$(104,626)	$988,111

Note 8. Convertible Notes

Series B:

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of the Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 5,315,000 shares.

In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $244,275.  Amortization of the discount for the three months ended September 30, 2016 and 2015 was $20,356.

On December 1, 2015, the holders of $1,840,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to July 1, 2017 from its original maturity date of December 31, 2015. As part of the extension the Company issued warrants to entitle the holders to purchase up to 1,840,000 shares of common stock at an exercise price of $0.07 per share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at $0.0058 per issued share, and recorded a total discount of $10,672 to be amortized over the extension period on a monthly basis. This is from January 2016 to July 2017, an 18-month period.

On March 31, 2016, the holders of $50,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share, and recorded a total discount of $139 to be amortized over the extension period on a monthly basis. This is from April 2016 to September 2017, an 18-month period.

On March 31, 2016, the holder of $25,000 Series B Notes has agreed to extend the maturity date of the debt outstanding to September 1, 2019 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 25,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2019. The Company has valued the warrants at $0.00583 per issued share, and recorded a total discount of $146 to be amortized over the extension period on a monthly basis. This is from April 2016 to September 2019, a 30-month period.

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

For the three months ended September 30, 2016, $60,450 of accrued interest was recorded on the notes and $10,300 was paid.

The Details of Series B Notes are as follows:

	December 31, 2015 Face Value of Notes	Unamortized Discount		Principal Payments	September 30, 2016 Balance	Maturity Date
03-Dec-12	$25,000	$(73)	$		$24,927	01-Jul-17
03-Dec-12	125,000	(360)			124,640	01-Jul-17
03-Dec-12	50,000	(145)			49,855	01-Jul-17
03-Dec-12	25,000	(72)			24,928	01-Jul-17
03-Dec-12	25,000	(72)			24,928	01-Jul-17
03-Dec-12	25,000	(72)			24,928	01-Jul-17
03-Dec-12	1,500,000	(4,335)			1,495,665	01-Jul-17
03-Dec-12	50,000	(145)			49,855	01-Jul-17
03-Dec-12	15,000	(43)			14,957	01-Jul-17
03-Dec-12	100,000	-		(5,000)	95,000	31-Dec-16
27-Mar-13	25,000	(46)			24,954	01-Sep-17
27-Mar-13	25,000	(46)			24,954	01-Sep-17
27-Mar-13	25,000	(125)			24,875	01-Sep-19
Total	$2,015,000	$(5,534)		$(5,000)	$2,004,465

Following are maturities of the long –term debt in Series B Notes for each of the next 5 years:

Principal Payments
2016	$95,000
2017	1,890,000
2018	-
2019	25,000
Total	$2,010,000

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

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $12,695. Amortization of the discount for the three months ended September 30, 2016 and 2015 was $1,277.

For the three months ended September 30, 2016, $7,200 in accrued interest was recorded on the notes and $4,800 was paid.

Issuance Date	December 31, 2015 Face Value of Notes	Unamortized Discount	Balance at September 30, 2016	Balance at December 31, 2015
22-May-14	$50,000	$(667)	$49,333	31-May-17
22-May-14	22,500	(300)	22,200	31-May-17
22-May-14	22,500	(300)	22,200	31-May-17
25-Aug-14	50,000	(1,103)	48,897	31-Oct-17
25-Aug-14	25,000	(551)	24,449	31-Oct-17
31-Oct-14	50,000	(948)	49,052	31-Oct-17
17-Feb-15	20,000	(491)	19,509	17-Feb-18
Total	$240,000	$(4,360)	$235,640

Following are maturities of the long –term debt in Series C Notes:

Principal Payments
2016	$-
2017	220,000
2018	20,000
Total	$240,000

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

For the three months ended September 30, 2016 and 2015, $4,992 and $6,807, respectively, of interest was recorded on the notes.

In accordance with ASC 470 on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $25,500. Amortization of the discount for the three months ended September 30, 2016 and 2015 was $2,125.

Summary of the note is as follows:

Issuance Date	Face Value of Note December 31, 2015	Payments	Unamortized Discount	September 30, 2016 Balance	Maturity Date

26-Mar-14	$200,000	$(40,000)	$(4,250)	$155,750	27-Feb-17

Following are maturity of the individually issued convertible notes:

Principal Payments
2016	$20,000
2017	140,000
Total	$160,000

Note 9. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount. As of December 31, 2015, the Company paid a total of $446,377 in royalty payments. The amount financed is recorded net of discount to be amortized during the term. For the three months ended September 30, 2016 and 2015, the Company has recorded discount amortization expense of $76,766 and $78,232, respectively. The balance as shown on the consolidated balance sheet as of September 30, 2016 was $1,927,157, net of $5,386,504 in unamortized discount.

Note 10. Major Customers

For the three months ended September 30, 2016 and 2015, revenue was derived primarily from medical imaging and radiology services.

There were no major customers representing more than 10% of total revenue for the three and nine months ended September 30, 2016 and 2015.

There were no closing balances for accounts receivable greater than 10% of total balance the nine months ended September 30, 2016 and 2015.

Note 11. Major Vendors

There were no major vendors for the three and nine months ended September 30, 2016 and 2015.

Note 12. Related Party Transactions

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 15. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant of $90,000 for the nine months ended September 30, 2016 and 2015 were $90,000, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period. At September 30, 2016, the Company had $966 balance owing for services rendered.

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

On March 22, 2016, the Company issued 70,000 shares of common stock of the Company as part of the bridge convertible note to a private investor. The shares were valued at $1,421 based upon the closing price of the Company’s common stock at the grant date.

On February 18, 2016, the Company issued 100,000 shares of common stock of the Company as part of the bridge convertible note to a private investor. The shares were valued at $7,000 based upon the closing price of the Company’s common stock at the grant date.

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

Note. 15. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $259,182, and $610,048 for the three and nine months ended September 30, 2016 as well as a working capital deficit of $4,206,025. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2016, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 16. Subsequent events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three and nine months ended September 30, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

MIC’s mission is to provide quality medical diagnostic imaging services to its patients across North America, delivering convenience, accuracy and the highest standards of care and service.  Our Company’s mandate is to make available, on a timely basis, valued-based on-site and remote medical imaging services for patients, hospitals, workers’ compensation boards and insurance companies.

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

SMI’s business is highly reliant upon referrals from area physicians and group practices and does not maintain dedicated or contractual relationships with hospitals or clinics.  In fact, hospitals and clinics may compete with SMI to provide services to patients.  We believe that our community presence assists referring physicians with further enhancing their practices by providing well-coordinated and responsive care to their patients who require diagnostic imaging services. Therefore, we maintain an active outreach program, with the goal of seeing that the SMI brand and quality service offerings are well represented and communicated to practicing physicians in the region and to local healthcare consumers who exercise their own personal discretion in determining at what local medical imaging facility they choose to have their imaging procedures performed.

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

U.S. Government Regulation

Our U.S. subsidiaries are subject to extensive regulation under federal, State, and local laws.  This includes, but is not limited to complying with HIPPA, accreditation standards, Medicare/Medicaid and private insurance standards. Generally, our MRI facilities must be licensed by the state, unless we can qualify for an applicable exemption. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

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

Operations

CTS

During the third quarter of 2016 time was spent on servicing existing hospitals, expanding some of our services to include a medical manager for hospitals in rural communities and looking for new growth opportunities. One of our existing hospitals increased coverage with CTS to include greater daily emergency volume.

SMI

During the third quarter of 2016 we saw continued increase revenue and patient scan volume including one month that saw record amount of MRI scans.  Special attention has been given to marketing efforts and we have established a new referral base of doctors.

PIV, PIN, PIC, (Florida)

During the third quarter of 2016 Florida time was spent on sourcing out new marketing avenues to increase the referral base. Summertime is routinely the slower time of year and we are now ready for the busy months. In Naples the center has been undergoing renovations which are being done in phases. The first phase is now complete.

Overall Operating Results:

For the three months ended September 30, 2016, revenues from medical scans services were $1,247,405 compared to $1,162,210 for the three months ended September 30, 2015, an increase of 7 % or $85,195. With SMI increase in scan volume of 15% and slow summer months in FL operations we are seeing an overall increase of 7%.

For the three months ended September 30, 2016 revenues from Teleradiology services was $571,634 compared to $513,189 for the three months ended September 30, 2015, an increase of 11% or $58,445. The increase in revenue from Teleradiology services of 11% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended September 30, 2015 was 0.0.7557, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the three months ended September 30, 2016 was 0.7559, a difference of 4% from September 30, 2015 exchange rate of $0.7557. Therefore, the actual change is an increase of 16% and it owes to increase in reading volume across CTS hospital clients.

For the three months ended September 30, 2016, cost of sales incurred relating to teleradiology services was $468,315 as compared to $441,762 for the three months ended September 30, 2015, an increase of 6% or $26,553, closely related to change in revenue. As a percentage of revenues, our costs of sales incurred relating to Teleradiology services remained constant at 82%.

For the three months ended September 30, 2016 cost of sales from medical scans services was $510,231 compared to $496,033 for the three months ended September 30, 2015; an increase of $14,198 or 3%. The increase in costs of sales is related to the increase in sales.

Operating expenses for the three months ended September 30, 2016 and 2015, totalled $890,630 and $880,060, respectively, an increase of $10,570 or 1%, due to the following:

During the three months ended September 30, 2016, we incurred $303,149 in labor expense, as compared to $318,167 for the three months ended September 30, 2015. The decrease in labor expense is due to salaries and wages recorded in Canadian dollar.

During the three months ended September 30, 2016, we incurred $176,564 in general and administrative expense, as compared to $172,640 for the three months ended September 30, 2015. The increase in general and administrative expense is due to non-recurring equipment repairs for the three months ended September 30, 2016.

During the three months ended September 30, 2016, we incurred $134,715 in rent expense, as compared to $128,211 for the three months ended September 30, 2015. The increase in rent expense is mainly due to additional operating lease commitment for SMI X-ray equipment use and space that started in January 2016, and CTS new lease for office space started in May 2016.

During the three months ended September 30, 2016, we incurred $140,550 in depreciation expense, as compared to $137,116 for the three months ended September 30, 2015. The increase in depreciation expense is due to additional equipment purchased in the three months ended September 30, 2016.

During the three months ended September 30, 2016, we incurred $54,797 in legal and professional expense, as compared to $82,985 for the three months ended September 30, 2015. The decrease in legal and professional expense is owing to reducing dealings for billing service contract agreement that required legal consult.

During the three months ended September 30, 2016, we incurred $22,284 in insurance expense, as compared to $20,766 for the three months ended September 30, 2015. The increase in insurance expense is due to insurance renewal premium increase and additional equipment coverage.

During the three months ended September 30, 2016, we incurred $37,791 in advertising expense, as compared to $5,833 for the three months ended September 30, 2015. The increase in advertising expense is due to additional marketing efforts in the medical imaging clinics.

For the nine months ended September 30, 2016, revenues from medical scans services were $3,966,284 compared to $3,921,450 for the nine months ended September 30, 2015, an increase of 1 % or $44,834. The increase is mainly owing to increase in scan volume for SMI.

For the nine months ended September 30, 2016 revenues from teleradiology services was $1,685,278 compared to $1,578,767 for the nine months ended September 30, 2015, an increase of 7% or $106,511. The increase in revenue from Teleradiology services of 7% is related to revenues carried in Canadian dollar. The exchange rate used to convert CTS revenues carried in Canadian dollars for the nine months ended September 30, 2015 was 0.7937, while the exchange rate used to convert CTS revenue carried in Canadian dollars for the nine months ended September 30, 2016 was 0.7559, a difference of 5% from September 30, 2015 exchange rate of 0.7937. Therefore, the actual increase is 12% and it owes to increase in reading volume across CTS hospital clients.

For the nine months ended September 30, 2016, cost of sales incurred relating to teleradiology services was $1,383,967 as compared to $1,298,730 for the nine months ended September 30, 2015, an increase of than 7% or $85,237, closely related to change in revenue. As a percentage of revenues, our costs of sales incurred relating to teleradiology services remained constant at 82%.

For the nine months ended September 30, 2016 cost of sales from medical scans services was $1,480,695 compared to $1,566,769 for the nine months ended September 30, 2016; a decrease of $86,074 or 5%. The decrease in costs of sales owes to reduce reading costs and reduced billing service fee as a result of almost all billings being processed in house and contracting with different radiologists group at better reading fees rates.

Operating expenses for the nine months ended September 30, 2016 and 2015, totalled $2,781,130 and $2,750,010, respectively, an increase of $31,120 or 1%, due to the following:

During the nine months ended September 30, 2016, we incurred $951,321 in labor expense, as compared to $957,660 for the nine months ended September 30, 2015. The decrease in labor expense is due to salaries carried in Canadian dollar.

During the nine months ended September 30, 2016, we incurred $586,806 in general and administrative expense, as compared to $525,065 for the nine months ended September 30, 2015. The increase in general and administrative expense is due to non-recurring equipment repairs for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we incurred $413,650 in rent expense, as compared to $393,663 for the nine months ended September 30, 2015. The increase in rent expense is mainly due to additional operating lease commitment for SMI X-ray equipment use and space that started in January 2016, and CTS new lease for office space started in May 2016.

During the nine months ended September 30, 2016, we incurred $418,298 in depreciation expense, as compared to $409,854 for the nine months ended September 30, 2015. The increase in depreciation expense is due to additional equipment purchased in the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we incurred $227,267 in legal and professional expense, as compared to $305,180 for the nine months ended September 30, 2015. The decrease in legal and professional expense is owing to reducing dealings for billing service contract agreement that required legal consult.

During the nine months ended September 30, 2016, we incurred $67,729 in insurance expense, as compared to $69,928 for the nine months ended September 30, 2015. The decrease in insurance expense is due to negotiating better premiums on renewal.

During the nine months ended September 30, 2016, we incurred $65,683 in advertising expense, as compared to $23,415 for the nine months ended September 30, 2015. The increase in advertising expense is due to additional marketing efforts in the medical imaging clinics as well as investor relations service to promote stock awareness.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes.  In 2015 it raised $1,327,679 from the issuance of promissory notes and $20,000 from the issuance of a convertible note.  In 2016 it raised $1,020,000 from the issuance of promissory notes.

The Company’s operations have produced $1,819,039, and $5,651,562 of revenues for the three and nine months ended September 30, 2016, respectively, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of September 30, 2016, our assets totaled $5,693,020 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of September 30, 2016, our total liabilities consisted of accounts payable and accrued liabilities of $2,252,614, obligations under capital lease of $304,302, promissory notes of $988,111, Royalty financing of $1,927,157 (net of discount), and non-related party convertible notes of $2,395,855 (net of discount). As of September 30, 2016, we had an accumulated deficit of $4,487,071 and a working capital deficit of $4,206,025.

Promissory Notes:

As of September 30, 2016, the Company had promissory notes due to non–related parties for a total amount of $988,111.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017, but may be converted into a future financing of notes sold by the Company. The balance of the note at September 30, 2016 is $97,083, net of $2,917 in unamortized discount.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at September 30, 2016 is $500,000.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017, but may be converted into a future financing of notes sold by the Company. The Balance of the note at September 30, 2016 is $69,027, net of $973 in unamortized discount.

On July 1, 2016, the Company received $350,000 from forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note.   The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for twenty monthly payments of $20,000 towards the principal balance and interest starting August 1, 2016.

Convertible Notes:

As of September 30, 2016, the Company had convertible notes due to non–related parties for a total amount of $2,395,855.

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and convertible into common shares of the Company at $0.10 per share. $1,840,000 of the notes mature July 1, 2017, $50,000 mature September 1, 2017, $25,000 mature September 1, 2019, and $100,000 of the notes mature on May 31, 2016.  In addition, each purchaser of the Series B Notes received shares dependent on the dollar amount of Series B Notes purchased. The total number of shares of common stock issued was 5,315,000 shares. A detailed schedule of the Series B Notes is presented in Note 8 to the consolidated financial statements.  $1,840,000 of Series B Notes original maturity was extended to their current maturity of July 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from November 16, 2015 to and including July 1, 2018. $50,000 of series B Notes original maturity was extended to their current maturity of September 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2018. $25,000 of series B Notes original maturity was extended to their current maturity of September 1, 2019 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2019.

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 for three years until the note due date of February 27, 2017. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 8 to the consolidated financial statements. As of September 30, 2016 principal balance of the note was $160,000.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 14, 2016

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	August 14, 2016