Form 10-Q/A
period 2016-09-30
MEDICAL IMAGING CORP.
filed 2016-12-01
CIK 1370804

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

EXPLANATORY NOTE

We are filing this amendment to our 10-Q to remove a duplicate line item in the Consolidated Statements of Operations.  The Company has also revised Note 1 to correctly reflect the Company’s compensation expense.  There are no other changes to our 10-Q.

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

There was no stock-based compensation expense to non-employees for the nine months ended September 30, 2016, and $34,683 in 2015.

For the nine months ended September 30, 2016, the Company recognized stock based compensation expenses from stock granted to employees of $5,000.

For the nine months ended September 30, 2015, the Company recognized stock based compensation expenses from stock granted to employees of $58,236.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q/A quarterly report of Medical Imaging Corp. (the “Company”) for the three and nine months ended September 30, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company believes the information contained in this Form 10-Q/A to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q/A, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	December 1, 2016

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	December 1, 2016