Form 10-K
period 2016-12-31
MEDICAL IMAGING CORP.
filed 2017-04-17
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o    No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o    No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x    No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐    No ☒

Aggregate market value of the 13,575,733 outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $1,086,059, based on the closing sales price of the registrant’s common stock on that date.

There were 26,506,481 shares of common stock outstanding as of April 10, 2017.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Medical Imaging Corp., (“MIC” or the “Company”), a Nevada Corporation was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities throughout the USA and Canada, with a focus on radiology. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”). CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics in Canada. In early 2010, the Company modified its business plan to grow  the Company with a primary focus on the acquisition of existing full service profitable imaging clinics located in the United States. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”), an independent diagnostic imaging facility located in Pottsville, Pennsylvania. In 2014, the Company purchased Partners Imaging Center of Venice, LLC (“PIV”) located in Venice, Florida; Partners Imaging Center of Naples, LLC (“PIN”) located in Naples, Florida; and Partners Imaging Center of Charlotte, LLC (“PIC”) located in Port Charlotte, Florida.

Business Description

MIC is a U.S.-based healthcare services company with a specific focus on medical diagnostic imaging.  We currently own and operate five wholly-owned subsidiaries: CTS, SMI, PIV, PIN, and PIC. With operations in the U.S. and Canada, our Company is executing a growth strategy centered on acquiring and operating profitable medical diagnostic imaging facilities and imaging services businesses with a goal of profitably increasing revenues.

MIC’s mission is to provide quality medical diagnostic imaging services to its patients and client hospitals across North America, delivering convenience, accuracy and the highest standards of care and service.  Our Company’s mandate is to make available, on a timely basis, valued-based on-site and remote medical imaging services for patients, hospitals, workers’ compensation boards and insurance companies.

CTS

CTS provides remote reading and reporting of medical diagnostic imaging scans, otherwise known as Teleradiology, for rural hospitals and clinics in Canada. Our network of board certified radiologists providing medical imaging interpretations for our clients, helping to speed diagnoses, while seeking to improve outcomes and enhance patient care.

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

SMI

SMI operates a medical imaging facility serving patients in Schuylkill County, Pennsylvania. SMI has provided high quality medical diagnostic imaging services for more than 16 years in a caring, safe and convenient environment.  Located in Pottsville, Pennsylvania and accredited by the American College of Radiology, SMI has the first and only Open MRI in Schuylkill County and has earned a strong reputation within the communities it serves through its board-certified radiologists, highly trained technologists, medical equipment and advanced technology matched with high quality care and service.

Our facility currently houses two types of MRI systems; Our digital imaging equipment includes a Siemens Concerto Open MRI System, as well as a closed 1.5 T Siemens Symphony MRI System.  The open MRI system is open on three sides, providing a panoramic 270° view – ideal for pediatric patients and those who may suffer from claustrophobia or are large bodied. SMI is capable of facilitating MRI procedures that include cranial, spinal, abdominal, pelvic, musculoskeletal and head/neck scans.

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

Florida Operations (PIV, PIN, PIC)

MIC owns three diagnostic centers in the State of Florida, operating under the names of Partners Imaging Center of Venice, LLC, Partners Imaging Center of Charlotte, LLC, and Partners Imaging Center of Naples, LLC.  These centers have been operating under the Partners name for more than seven years and have been in their respective locations from 9 to 16 years. The centers rely on referring physicians and marketing efforts to drive business.  The centers offer a 1.5T MRI and 16 slice CT in Naples, a 1.5T MRI in Charlotte, and 3T MRI, 16 slice CT, ultrasound and X-ray at the Venice location. Reports are provided to the patients’ physician within 24 hours and as quick as 60 minute for emergency exams.

The centers have dedicated marketing personnel that work to ensure we have a presence both in the community and to meet the needs of our referring physicians.

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

Teleradiology improves patient care by allowing radiologists to provide services without having to be at the location of the patient. This is important when a sub-specialist, such as a MRI Radiologist, Neuroradiologist, Pediatric Radiologist or Musculoskeletal Radiologist is required, as these professionals are generally only located in large metropolitan areas.  Moreover, sharing high quality images at high speed saves precious time for medical staff and patients, and allows physicians to be better connected, work smarter and make more confident decisions.  Teleradiology allows hospitals in remote rural communities the ability to provide patient care 24 hours a day.  Rural communities can receive the same high end healthcare and service that those in large urban centers experience and expect.

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

CT scans are used to study areas of the body and the arms or legs, including Chest, Abdomen, Urinary Tract, Liver, Pancreas, Gallbladder, Adrenal glands, Spleen, Pelvis and Arms and Legs.

About Ultrasound

An ultrasound is a procedure in which high-energy sound waves are bounced off internal tissues or organs and make echoes. The echo patterns are shown on the screen of an ultrasound machine, forming a picture of body tissues called a sonogram. Ultrasounds sound uses include Obstetrics, Nuchal, Pelvic, Abdomen, G.U.Tract, Bladder, Transvaginal and Kidney to name a few.

About X-RAY

An x-ray (also called a radiograph) is the most commonly performed medical imaging test. Imaging with x-rays involves exposing a part of the body to a small dose of radiation to produce a digital image.

X-rays are most commonly used to diagnose preliminary diseases of the chest (such as pneumonia or lung cancer) and bone disorders (such as arthritis or bone fractures).

Canadian Government Regulation

Healthcare services in Canada are subject to extensive regulation by the Canadian federal government, as well as the governments of the provinces and territories in which we business is conducted. A diagnostic imaging clinic or hospital must be licensed by the Ministry of Health and sanctioned by the College of Physicians and Surgeons in the province in which it is located.  CTS radiologist must be licensed to work in the province for which they report.  CTS must follow strict protocols and systems as laid in place by each client hospital and uses appropriate medical software for transferring patient data.

In addition to extensive existing Canadian government healthcare regulation, there could be at the federal and provincial levels reforms affecting the payment for and availability of diagnostic healthcare services. Limitations on reimbursement amounts and other cost containment pressures could result in a decrease in the revenue we expect to receive for each scan we perform. At this time, it is not clear what proposals, if any, will be adopted or, if adopted, what affect these proposals would have on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

The Company leases office space as follows:

Location	Subsidiary	Square feet	Monthly cost
Toronto, Canada	CTS	2,100	$2,450
Pottsville, Pennsylvania	SMI	4,624	$11,908
Venice, Florida	PIV	5,400	$10,350
Naples, Florida	PIN	4,574	$9,543
Port Charlotte, Florida	PIC	2,500	$5,512

We believe that these facilities are adequate to meet our current and reasonably foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

N/A

ITEM 4. MINE SAFETY AND DISCLOSURE

N/A

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the OTC Markets QB (“OTC”) under the stock symbol MEDD. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2016 and 2015 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2016		2015
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.090	$0.030	$0.045	$0.045
September 30	$0.100	$0.050	$0.059	$0.045
June 30	$0.190	$0.010	$0.061	$0.052
March 31	$0.450	$0.0203	$0.095	$0.052

Holders

As of March 20, 2017, we had 90 shareholders of record of our common stock, and the closing sales price on that date for our common stock was $0.08 per share.  We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because many shares of our common stock is held through brokerage firms in “street names.”

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
2009 Equity Plan Approved by Security Holders	-	-	4,690,000
Individual Compensatory Arrangements Not Approved by Security Holders	5,800,000	$0.15	N/A
Total	5,800,000		4,690,000

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

CTS

In 2016, we focused on increased customer service to our client hospitals. Working with our hospitals to find ways of increasing the services we provide. One hospital client has increased its CTS services on the weekend and has contributed to almost 5% increase in revenue from teleradiology services. Time has been spent on sourcing out potential new client.  For the next 12 months, there will be a focus on marketing our services to hospitals in provinces outside of Ontario for potential growth.

SMI

In 2016, revenue and patient scan volume continued to be very strong.  MRI volume was very strong and consistent while we continue to look at ways to increase our CT business. Marketing effort continue to focus on both referring physicians and community based support.  Additionally, during the year, the center was able to expand its reach of the referral base by establishing new relationships with medical specialists that see patients from our region.

PIV, PIN, PIC, (Florida)

In 2016, the Company completed the final steps of credentialing for various contracts with third party insurers. This was complete around the end of the first quarter of 2016, and allowed for efforts to focus more on the operations of each center.  Clinic scan volume was consistent and in some cases, higher year over year. The Florida market, while very competitive, also offers a lot of opportunity due to the density and more aging population.

Marketing efforts increased as the PIN center hired a dedicated marketing director, and an advertising program in various forms to promote all three centers was undertaken.  In 2016, both PIC and PIV have increased certain modality volumes year over year.

For the next 12 months, the centers will be working to establish new relationships with doctors’ offices, expanding our referral base and increasing modality capacity.

Overall Operating Results:

For the year ended December 31, 2016, revenues from teleradiology services was $2,269,708 compared to $2,067,962 for the year ended December 31, 2015, an increase of 10% or $201,746. The increase in revenue from teleradiology services is primarily related to revenues earned in Canadian dollars. The exchange rate used to convert CTS revenues carried in Canadian dollars for the year ended December 31, 2016 and 2015 were $0.7575 and $0.7819, respectively. The difference in exchange rates contributed to a 3% decrease, therefore, actual increase in revenues carried in Canadian dollars was 13%. The increase is owing to increase in reading volume across CTS hospital clients, as a result of CTS client hospitals assigning more readings to CTS.

For the year ended December 31, 2016, revenues from medical scans services was $4,909,377 compared to $5,035,074 for the year ended December 31, 2015, a decrease of $125,697 or 2.5%; although we had an increase in scans owing to marketing efforts; due to contractual rates decrease of about 6%, net revenues has decreased in 2016.  2016 was the first year the Company controlled most of the billings at its three Florida locations under new contracts from insurance payors and Medicare. In prior years, the billing and collections had been performed by the previous owner of the centers at their contracted rates. At the end of the current year a review of the Florida centers was undertaken to reconcile the net collections of the centers versus the estimated reimbursement of claims filed with insurers. From this review, it was determined that an adjustment to revenue estimates of approximately $311,000 was necessary.  Revenues presented for the year ended December 31, 2016 consolidated financial statements reflect this adjustment.  Going forward the Company will now rely on its own billing and collections history in order to determine its quarterly and annual expected revenues from its Florida operations.

For the year ended December 31, 2016, cost of sales incurred relating to teleradiology services was $1,863,452 as compared to $1,704,356 for the year ended December 31, 2015, an increase of 9% or $159,096. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the year ended December 31, 2016 cost of sales from medical scans services was $1,983,235 compared to $2,037,750 for the year ended December 31, 2015; a decrease of $54,515 or 3%. The decrease in costs of sales owes to reduced reading costs and reduced billing service fee as a result of all billings being processed in house and contracting with different radiologists group at better reading fees rates.

Operating expenses for the years ended December 31, 2016 and 2015 totalled $3,816,214 and $4,025,838, respectively, a decrease of $209,624 or 5%, due to the following:

During the year ended December 31, 2016, we incurred $1,286,411 as compared to $1,297,761 for labor including $34,683 in employee compensation pertaining to 4,200,000 stock options issued for the year ended December 31, 2015.

During the year ended December 31, 2016, we incurred $752,725 in general and administrative costs as compared to $746,222 for the year ended December 31, 2015.  The increase in general and administrative costs is due to overall increase in business operations.

During the year ended December 31, 2016, we incurred $561,077 in depreciation expense, as compared to $546,338 for the year ended December 31, 2015. The increase in depreciation expense is due to additional equipment purchased in 2016.

During the year ended December 31, 2016, we incurred $280,353 in legal and professional fees compared to $390,300, including $34,683 in consulting fees pertaining to 4,200,000 stock options issued for the year ended December 31, 2015.  High legal and professional expenses for the year ended December 31, 2015 were due to legal costs related to the Florida health agency required permitting. The Company estimated associated cost to total about $90,000 for the year ended December 31, 2015. Licensing was granted in October 2015, as such the company is expected to substantially reduce its legal expenses in future periods.

During the year ended December 31, 2016 we incurred $146,047 in bad debt expense compared to $290,209 for the year ended December 31, 2015. In 2015, bad debt expense of $275,000 was recorded to allowance for doubtful accounts for 3rd party Company processed billing to reduce the accounts receivable balance until the accounts were fully reviewed for collectability.

During the year ended December 31, 2016, we incurred $20,400 in management fees as compared to $33,613 including $13,213 in management fees pertaining to 1,600,000 stock options issued for the year ended December 31, 2015.

During the year ended December 31, 2016, we incurred $82,946 in advertising and promotion, as compared to $37,005 for the year ended December 31, 2015. The increase was mainly due to increase in marketing efforts with referring doctors for increase in revenues.

During the year ended December 31, 2016, we incurred $550,241 for rent, and $90,174 for insurance, as compared to $551,268 in rent and $92,055 in insurance for the year ended December 31, 2015. The decrease in costs was owing to reduced rates and premiums on renewals.

For the year ended December 31, 2016, net loss was $1,330,888 as compared to a net loss of $1,740,510 for the year ended December 31, 2015, the decrease in net loss is primarily due to $76,049 decrease in revenue, $209,624 decrease in operating expenses, and decrease in other expenses of $228,532.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes.  In 2015, it raised $1,327,679 from the issuance of promissory notes and $20,000 from the issuance of a convertible note.  In 2016, it raised $1,133,625 from the issuance of promissory notes.

The Company’s operations have produced $7,179,085 of revenues for the year ended December 31, 2016, which have been used to fund its operating expenses and to reduce its liabilities.

Based on the debt payment obligations of the Company that are due within the next 12 months, there is doubt about its ability to continue as a going concern, and the Company’s continued operations therefore are dependent upon either increasing revenues or adequate additional financing being raised, or both, to enable it to continue its operations as currently conducted. As a result of this and other factors, the report of our independent auditors, dated March 31, 2017, on our consolidated financial statements for the period ended December 31, 2016 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern.  Alternatively, the Company could adjust some of its operational requirements or modify some of its debt obligations; however, these changes may not necessarily provide sufficient funds to continue as a going concern in the event that the Company is unable to continue as a going concern, it may be forced to realize upon its assets or even elect or be required to seek protection from its creditors as provided by law or be subject to claims by creditors or a general creditor action. To date, management has not considered these alternatives as a likely outcome, since it has continuing revenues from operations and is considering capital raising actions.

As of December 31, 2016, our assets totaled $5,331,545 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of December 31, 2016, our total liabilities consisted of accounts payable and accrued liabilities of $2,479,324, capital lease obligations of $324,274, promissory notes of $1,043,842, Royalty financing of $2,007,424 (net of discount), and non-related party convertible notes of $2,366,063 (net of discount). As of December 31, 2016, we had an accumulated deficit of $5,110,992 and a working capital deficit of $5,276,282.

Promissory Notes:

As of December 31, 2016, the Company had promissory notes due to non–related parties for a total amount of $1,043,842.

On October 3, 2016, the Company received $113,625 from a promissory note to On Deck Capital Inc from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for sixty-five weekly payments of $2,976.92 towards the principal and interest starting October 5, 2016.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017, but may be converted into a future financing of notes sold by the Company. The Balance of the note at December 31, 2016 is $69,611, net of $389 in unamortized discount.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at December 31, 2016 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017, but may be converted into a future financing of notes sold by the Company. The balance of the note at December 31, 2016 is $98,833, net of $1,167 in unamortized discount.

Convertible Notes:

As of December 31, 2016, the Company had convertible notes due to non–related parties for a total amount of $2,366,063.

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

On May 22, 2014, the Company issued, through a private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000. The Series C Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Series C Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 95,000 shares. A detailed schedule of the Series C Notes is presented in Note 6 to the consolidated financial statements. On October 31, 2014, the Company sold, through a private placement to accredited investor, an additional Series C Note in the principal amount of $50,000, and has issued 50,000 shares of common stock of the company accordingly.

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 6 to the consolidated financial statements. As of December 31, 2016, principal balance of the note was $145,000.

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and convertible into common shares of the Company at $0.10 per share. $1,840,000 of the notes mature July 1, 2017, $50,000 mature September 1, 2017, $25,000 mature September 1, 2019, and $100,000 of the notes mature on May 31, 2016.  In addition, each purchaser of the Series B Notes received shares dependent on the dollar amount of Series B Notes purchased. The total number of shares of common stock issued was 5,315,000 shares. A detailed schedule of the Series B Notes is presented in Note 6 to the consolidated financial statements.  $1,840,000 of Series B Notes original maturity was extended to their current maturity of July 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from November 16, 2015 to and including July 1, 2018. $50,000 of series B Notes original maturity was extended to their current maturity of September 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2018. $25,000 of series B Notes original maturity was extended to their current maturity of September 1, 2019 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2019.

Royalty Financing:

A royalty financing arrangement was entered on October 31, 2014 with Grenville Strategic Royalty Corp.  The royalty was purchased for $2,000,000 in return for a series of payments based on a percentage of certain revenue items of the Company.  The Company and the royalty holder may agree to a subsequent increase in the amount of the royalty purchase by up to an additional $1,000,000.  The royalties are payable monthly, subject to an agreed upon minimum amount.  The royalty holder may advance additional sums in which case the royalty payment percentage and minimum amounts will be adjusted. The royalty payments will extend for a period of up to 10 years, which may be shortened if, depending on the amount of the royalty purchase, the Company has paid an agreed upon aggregate royalty amount.  The Company has certain rights to buy out the royalty payments, including in the event of a change of control of the Company, which are calculated based on a variable formula at a multiple of the purchase amount and other factors.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1	Report of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of December 31, 2016 and 2015
F-3	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
F-4	Consolidated Statements of Changes in Stockholders’ Deficit from December 31, 2014 to December 31, 2016
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medical Imaging Corp.

We have audited the accompanying consolidated balance sheets of Medical Imaging Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. Medical Imaging Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Imaging Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11, the Company has incurred net losses and negative working capital since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

April 17, 2017

4806 West Gandy Boulevard — Tampa, Florida 33611 — 813.440.6380

Medical Imaging Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$85,455	$109,914
Accounts Receivable, net of Allowance for Doubtful Accounts of $475,982, and 331,475, respectively	1,106,712	880,210
Prepaid Expenses	43,087	19,204
Total Current Assets	1,235,254	1,009,328

Property and Equipment, net of Accumulated Depreciation of $1,562,471 and $998,224, respectively	2,100,058	2,456,494
Goodwill	1,977,670	1,977,670
Deposits	18,563	11,764
TOTAL ASSETS	$5,331,545	$5,455,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,772,752	$1,212,430
Accrued Liabilities	706,572	580,336
Current Portion of Capital Lease Obligations	123,738	205,740
Current Portion of Promissory Notes	931,842	409,789
Current Portion of Royalty Financing	752,926	106,141
Current Portion of Convertible Notes	2,223,706	156,425
Total Current Liabilities	6,511,536	2,670,861
Capital Lease Obligations, less current portion	200,536	267,146
Promissory Notes, less current portion, net of unamortized discounts of $120,000, and $128,047, respectively	112,000	-
Royalty Financing, less current portion, net of unamortized discounts of $5,302,853, and $5,618,680, respectively	1,254,498	1,828,960
Convertible Notes, less current portion, net of unamortized discounts of $2,634, and $31,000, respectively	142,357	2,267,575
Total Liabilities	8,220,927	7,034,542
Commitments and Contingencies
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 25,741,481 and 25,391,481 shares issued and outstanding at December 31, 2016 and 2015, respectively	25,742	25,392
Additional Paid-In Capital	2,057,723	2,034,758
Accumulated Other Comprehensive Income	138,145	140,670
Accumulated Deficit	(5,110,992)	(3,780,106)
Total Stockholders' Deficit	(2,889,382)	(1,579,286)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,331,545	$5,455,256

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations

	Years Ended
	December 31	December 31
	2016	2015
Revenue:
Sales	$7,179,085	$7,103,036
Cost of sales	3,846,687	3,742,106
Gross Margin	3,332,398	3,360,930

Operating Expenses:
Labor	1,286,411	1,297,761
General and Administrative	752,725	746,222
Depreciation	561,077	546,338
Rent Office Space and Servers	550,241	551,268
Legal and professional	280,353	390,300
Bad Debt Expense	146,047	290,209
Insurance	90,174	92,055
Advertising	82,946	37,005
Travel	45,840	41,067
Management fees	20,400	33,613
Total Operating Expenses	3,816,214	4,025,838
Income from Operations	(483,816)	(664,908)

Other Income and (Expenses):
Other Income	78,020	68,174
Foreign Currency Gains (Losses)	62,196	(34,826)
Amortization of Debt Discount	(495,361)	(613,121)
Interest & Penalties Expense	(491,925)	(495,829)
Total Other Income (Expenses)	(847,070)	(1,075,602)

Net Loss	(1,330,886)	(1,740,510)
Comprehensive Income (Loss)	(2,525)	119,277
Total Comprehensive Loss	$(1,333,411)	$(1,621,233)
Basic and Diluted Loss per Share	$(0.052)	$(0.067)

Weighted Average Shares Outstanding: Basic and Diluted	25,585,931	24,159,122

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

From December 31, 2015 through December 31, 2016

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Amount	Shares	Capital	Income	Deficit	Total
	$		$	$	$	$
Balance at December 31, 2014	$23,947	23,946,481	$1,876,484	$21,393	$(2,039,596)	$(117,772)

Shares Issued for Convertible Notes	20	20,000	1,020	-	-	1,040
Shares Issued for Services	1,425	1,425,000	64,040	-	-	65,465
Options Issued	-	-	82,579	-	-	82,579
Warrants Issued	-	-	10,635	-	-	10,635
Comprehensive Income	-	-	-	119,277	-	119,277
Net Loss	-	-	-	-	(1,740,510)	(1,740,510)
Balance at December 31, 2015	$25,392	25,391,481	$2,034,758	$140,670	$(3,780,106)	$(1,579,286)

Shares Issued for Convertible Notes	200	200,000	8,830	-	-	9,030
Shares Issued for Services	150	150,000	13,850	-	-	14,000
Warrants Issued	-	-	285	-	-	285
Comprehensive Loss	-	-	-	(2,525)	-	(2,525)
Net Loss	-	-	-	-	(1,330,886)	(1,330,886)
Balance at December 31, 2016	$25,742	25,741,481	$2,057,723	$138,145	$(5,110,992)	$(2,889,382)

The accompanying notes are an integral part of these consolidated financial statements

Medical Imaging Corp.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,330,886)	$(1,740,510)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	561,077	546,338
Amortization of Debt Discount	495,361	613,121
Stock-based compensation	14,000	148,044
Foreign currency transaction (Gain) Loss	(1,959)	(2,130)
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	(226,502)	(28,326)
Prepaid Expenses and Deposits	(28,506)	4,961
Loans Receivable	-	1,497
Accounts Payable and Accrued Liabilities	686,558	857,075
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	169,143	400,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	(139,041)	(45,251)
NET CASH FROM INVESTING ACTIVITIES	(139,041)	(45,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	1,133,625	1,327,679
Proceeds from Convertible Debt	-	20,000
Royalty Fee Payments	(240,119)	(410,189)
Principal Payments on Promissory Notes	(651,158)	(1,234,549)
Principal Payments on Convertible Notes	(80,000)	(60,000)
Principal Payments on Capital Lease Obligations	(214,384)	(195,332)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(52,036)	(552,391)
Gain (Loss) due to foreign currency translation	(2,525)	119,277
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,459)	(78,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,914	188,209
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,455	$109,914

Cash paid during the year for:
Interest	$307,311	$483,061
Income Taxes	$51,187	$27,280
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$9,030	$1,040
Warrants Issued for Convertible Notes	$285	$10,635
Equipment purchased under Capital Lease	$64,618	$18,384
Accrued Interest converted to Note	$-	$15,000

The accompanying notes are an integral part of these consolidated financial statements

Medical Imaging Corp.

Notes to Consolidated Financial Statements

December 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2016, and 2015, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

In connection with the acquisition of the three facilities located in Venice, Port Charlotte and Naples, Florida, the Company, in October 2014, entered into professional services agreements whereby the seller of those three facilities continued to handle the billing and collection for the imaging centers (the “third party billing”).  The seller must still provide a full set of verification data to the Company with respect to its account receivable processing and collections so that the Company can   determine the extent to which accounts submitted by the seller in connection with the third party billing have been collected or denied. Final verification will only be able to be completed after the conclusion of the services performed pursuant to the third party billing contract, and review of account balances which is expected during the 2017 fiscal year.

As of December 31, 2016, and 2015, the allowance for doubtful accounts from direct billings was $200,982 and $56,475, respectively. The allowance for doubtful accounts from third party billings (Florida operations) was $275,000 in both years.

Although the gross receivable balance has increased significantly, management is actively pursuing collection efforts directly with patients and insurance payers and believes that the current allowance for doubtful accounts is sufficient to cover any expected losses.

Goodwill and Indefinite Intangible Assets

The Company follows the provisions of Financial Accounting Standard Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets. In accordance with ASC 350, goodwill, representing the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisitions date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

No goodwill impairment was recognized during 2016 or 2015.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the year ended December 31, 2016, CTS held six contracts; four contracts that are renewable on a year-to-year basis and one contract that renewed in 2016 and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

Revenue is accounted for under the guidelines established by SAB 101, Revenue Recognition in Financial Statements, and ASC 605, Revenue Recognition. For CTS, the Company has the following indicators of gross revenue reporting: (1) CTS is the primary obligator in the provision of services to the Hospitals under contract, (2) CTS has latitude in establishing price, and negotiating contracts with each hospital, (3) CTS negotiates and determines the service specification to be provided to each hospital client, (4) CTS has complete discretion in supplier selection, and (5) CTS has the credit risk. Accordingly, the Company records CTS revenue at gross. For SMI, PIV, PIN, and PIC, revenue is recognized on the date of service and recorded on an aggregate monthly basis.

Cost of Sales

Cost of sales includes fees paid to radiologists for reading services, transcription fees, equipment repairs, system license and usage costs.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, property, equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment at least annually.

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

There was no stock-based compensation expense to non-employees for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company recognized stock-based compensation expenses from stock granted to non-employees of $34,683 from stock options and $20,250 from stock issued. The options were valued using the BOPM and included in the legal and professional operating expenses in the consolidated statements of operations.

For the year ended December 31, 2016, the Company recognized stock granted to employees of $14,000.

For the year ended December 31, 2015, the Company recognized stock-based compensation expenses of $47,896 from stock options, and $45,215 from stock granted to employees. The options were valued using the BOPM and included in the labor and management fees operating expenses in the consolidated statements of operations for $34,683 and $13,213, respectively.

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

Fair Value Measurements

The Company follows ASC 820 for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are described below:

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

The Company recognized a foreign currency gain (loss) on transactions from operations of $62,196 for the year ended December 31, 2016 and $(34,826) for the year ended December 31, 2015.

The Company recognized other comprehensive income (loss) of $(2,525) for the year ended December 31, 2016 and $119,277 for the year ended December 31, 2015.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income (Loss) Per Share

The Company follows the provisions of ASC 260, Earnings per Share.  Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

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

Recent Accounting Updates

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassification of Accounts

Certain prior period amounts have been reclassified to conform to December 31, 2016 presentation.

Note 2. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At December 31, 2016 and 2015, the major class of property and equipment were as follows:

	December 31, 2016	December 31, 2015	Estimated useful lives
Computer/Office Equipment	$474,887	$454,117	3-7 years
Medical Equipment	2,329,872	2,156,820	3-7 years
Leasehold Improvements	857,770	843,781	5-39 years
Less: Accumulated Depreciation	(1,562,471)	(998,224)
Net Book Value	$2,100,058	$2,456,494

Depreciation expense was $561,077 and $546,338 for the year ended December 31, 2016 and 2015, respectively.

Note 3. Operating Lease Commitments

CTS has a lease commitment for its office space of approximately $2,450 minimum rental per month, not including utilities, realty taxes, and operating costs. The lease renewed in April 2013 for a period of five years and will expire in March 2018.  CTS has sublet the space under the original lease to the end of its original term. In accordance with ASC 840, Leases, the Company has recognized approximately $8,000 in total sublease loss, as a result of total anticipated revenue on the operating lease being less than original lease obligations. The loss was recorded on sublease execution and amortized over its term.

CTS has a lease commitment for its new office space in Toronto, Canada of approximately $2,600 minimum rental per month, not including utilities, realty taxes, and operating costs. The lease will expire April 30, 2021.

SMI entered into a lease commitment for its office space in Pottsville, Pennsylvania. The lease will expire on July 30, 2021. Monthly rental amounts are $6,908 per month not including utilities, realty taxes, and operating costs.

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

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected future minimum lease commitments as of December 31, 2016:

Year	Total
2017	$481,050
2018	432,048
2019	427,969
2020	352,483
2021	216,357
Thereafter	-
$1,909,907

Note 4. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR *	December 31, 2016 Balance	December 31, 2015 Balance

SMI Two MRI Machines	$11,013	8-Jul-16	10.52%	$-	$113,910
SMI X-Ray Machine	1,495	15-Aug-19	6.32	43,930	58,591
SMI PACS/RIS System	3,115	1-Nov-19	5.69	100,240	130,962
SMI Copier	135	1-Aug-18	27.63	2,144	-
SMI Ascentrium	2,450	18-Nov-18	21.48	44,776	-
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	107,170	139,045
PIV,PIN,PIC Computers	813	1-Nov-17	10.52	8,509	16,920
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.90	9,856	-
CTS Computers	554	2-Feb-18	2.25%	7,649	13,458
Total	$23,092			$324,274	$472,886

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of December 31, 2016 are as follow:

Minimum Lease Payments	Total
2017	$144,140
2018	125,031
2019	84,201
2020	3,094

Total minimum lease payments	356,466
Less amount representing interest	32,192

Present value of minimum lease payments	324,274
Less current portion of minimum lease payments	123,738

Long-term capital lease obligations at December 31, 2016	$200,536

Note 5. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date	APR *	Payment Amount	Payments Frequency	December 31, 2016 Face Value Balance	December 31, 2015 Face Value Balance
21-Mar-11	18-Mar-16	6.00%	$1,295	Monthly	$-	$7,752
16-Jun-15	5-Jul-16	41.00	509	Daily	-	145,719
16-Jun-15	2-Mar-16	50.95	765	Daily	-	72,365
4-Aug-15	5-Jan-16	20.00	13,000	Weekly	-	13,000
22-Sep-15	29-Feb-16	20.00	13,000	Weekly	-	169,000
22-Dec-15	29-Feb-16	20.00	13,000	Weekly	-	130,000
16-Feb-16	23-Feb-17	12.00	1,000	Monthly	100,000	-
22-Feb-16	31-Aug-17	25.00	10,417	Monthly	500,000	-
22-Mar-16	22-Mar-17	12.00	700	Monthly	70,000	-
1-Jul-16	1-Aug-17	20.00	20,000	Monthly	400,000	-
3-Oct-16	27-Dec-17	42.09%	$2,255	Weekly	117,261	-
Total Face Value					1,187,261	537,836
Unamortized Discount					(143,419)	(128,047)
Total					$1,043,842	$409,789

*Annual Percentage Rate (“APR”)

Note 6. Convertible Notes

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

On December 1, 2015, the holders of $1,840,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to July 1, 2017 from its original maturity date of December 31, 2015. As part of the extension the Company issued warrants to entitle the holders to purchase up to 1,840,000 shares of common stock at an exercise price of $0.07 per share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at $0.0058 per issued share, and recorded a total discount of $10,672 to be amortized over the 18-month extension period.

On March 31, 2016, the holders of $50,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share, and recorded a total discount of $139 to be amortized over the 18-month extension period.

On March 31, 2016, the holder of $25,000 Series B Notes has agreed to extend the maturity date of the debt outstanding to September 1, 2019 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 25,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2019. The Company has valued the warrants at $0.00583 per issued share, and recorded a total discount of $146 to be amortized over the 30-month extension period.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of December 31, 2016, principal balance of the note was $145,000.

In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $282,470.  Amortization of the discount for the years ended December 31, 2016 and 2015 was $15,156 and $89,706, respectively.

In accordance with ASC 480,  Distinguishing Liabilities from Equity, the Company determined that the warrants are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants were valued at $0.0058 per issued share, and recorded a total discount of $10,672 to be amortized over 18 months’ extension period.

A detailed summary of the convertible notes is as follows:

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	December 31, 2016 Face Value Balance	December 31, 2015 Face Value Balance
3-Dec-12	1-Jul-17	12.00%	$0.10	$250	$25,000	$25,000
3-Dec-12	1-Jul-17	12.00	0.10	750	75,000	75,000
27-Mar-13	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.00	0.10	5,750	75,000	75,000
3-Dec-12	31-Mar-16	12.00	0.10	-	-	25,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.00	0.10	250	25,000	25,000
22-May-14	31-May-17	12.00	0.15	500	50,000	50,000
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.00	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.00	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.00	0.15	500	50,000	50,000
17-Feb-15	28-Feb-18	12.00	0.15	200	20,000	20,000
26-Mar-14	28-Feb-18	12.00	0.15	6,450	145,000	200,000
Total Face Value					$2,375,000	$2,455,000
Unamortized Discount					(8,937)	(31,000)
Total					$2,366,063	$2,424,000

Following are maturities of the long –term debt as of December 31, 2016:

Principal Payments
2017	$2,230,000
2018	120,000
2019	25,000
Total	$2,375,000

Note 7. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the years ended December 31, 2016 and 2015, the Company has recorded discount amortization expense of $315,827 and $340,372, respectively. The balance as shown on the consolidated balance sheet as of December 31, 2016 was $2,007,424, net of $5,302,853 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2015 was $1,935,101, net of $5,618,680 in unamortized discount. As of December 31, 2016, the Company paid a total of $689,723 in royalty payments, additionally the Company has accrued $181,096 in unpaid royalty fees from August to December 2016.

Note 8. Income Taxes

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

For the year ended December 31, 2016, the Company had a cumulative net operating loss carryover of approximately $1,839,366 available for U.S federal income tax, which expire beginning in 2017. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2016:

	2016	2015
Deferred tax asset	$1,515,712	$1,062,352
Less valuation allowance	(1,515,712)	(1,062,352)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2016 follows:

	2016	2015
Expected Provision (based on statutory rate)	$(453,360)	$(551,219)
Increase to deferred tax valuation allowance for net operating loss carry forward	453,360	551,219
Net provision	$-	$-

The Company has filed its tax returns through December 31, 2015, and filed for a six months extension on its December 31, 2016 tax return filing.

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

Note 9. Related Party Transactions

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition are disclosed in Note 10. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees incurred to the related party consultant for the years ended December 31, 2016 and 2015 were $120,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

Note 10. Common Stock Transactions

On November 28, 2016, 100,000 shares were issued for services valued at $9,000 based upon the closing price of the Company’s common stock at the grant date.

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

On December 1, 2015, the Company issued 1,840,000 warrants to holders of Series B convertible notes (see Note 6) as part of the agreements to extend the maturity dates of the notes. The warrants are exercisable at a price of $0.07 per full share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at a $0.0058 per issued share.

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

Note 11. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $1,333,411, and $1,621,233 for the years ended December 31, 2016 and 2015, as well as a working capital deficit of $5,276,282 at December 31, 2016. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2017, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 12. Subsequent Events

On February 23, 2017, 765,000 shares were issued for services valued at $30,600 based upon the closing price of the Company’s common stock at the grant date.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as discussed below).

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

(i)

Inadequate segregation of duties and effective risk assessment

(ii)

Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

(iii)

Uncertainty of contractual and non-contractual billings adjustments from medical imaging revenues.

However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2016.

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

NAME	AGE	POSITIONS
Mitchell Geisler	46	Chief Executive Officer, President and Chairman
Richard Jagodnik	48	Chief Financial Officer and Director

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2016, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2016, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2016 were complied with.

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

BOARD MEETINGS AND ANNUAL MEETING ATTENDANCE

During 2016, the Board of Directors held 7 meetings. Each meeting was attended by all of the members of the Board.

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

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2016 and 2015.

Name	Year	Salary ($)		Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2016	122,373		-0-	-0-	-0-	-0-	122,373
	2015	134,250	(1)	-0-	33,750	34,683	-0-	202,683
Richard Jagodnik, Chief Financial Officer and Director	2016	20,400	(2)	-0-	-0-	-0-	-0-	20,400
	2015	20,400	(2)	-0-	-0-	13,213	-0-	33,613

(1) Represents cash compensation for management fees earned as per compensation agreement, excluding amounts paid in stock awards.

(2) Represents cash compensation for management fees payable in Canadian dollar, and has been translated to U.S dollars at the average rate of exchange for the year indicated.

Our full time executive officers are eligible for medical, and dental benefits premiums reimbursement as part of their compensation.

We do not provide any employment benefits to our executive officers or directors, such as pension and other retirement savings plans, other than what is required by law, for which we make the required statutory payments and contributions.

Employment Agreements, with our Executive Officers

On January 1, 2015, the Company entered into an employment agreement with its CEO, Mr. Mitchell Geisler. The agreement set forth the responsibilities of the role of the CEO, agreed compensatory plan, and termination arrangements resulting from resignation, retirement or any other termination event.  Mr. Geisler will be paid an annual salary of $168,000, on a bi-monthly basis, subject to deduction for required withholdings. Upon termination, Mr. Geisler will be entitled to receive from the Company an amount equal to his then current annual salary divided by two (2).  Mr. Geisler will be entitled to a discretionary bonus, which will be determined by the board of directors and may be paid in cash or in shares of common stock of the Company.  Mr. Geisler will be entitled to four weeks of vacation, and will be eligible to participate in any other benefits that the company makes available to its employees and senior executive staff.  Additionally, as part of the employment agreement, Mr. Geisler was granted to a one time grant of four million two hundred thousand (4,200,000) options of common stock of the employer, which vested immediately, and have exercise price of $0.15 per share and an expiry date of December 31, 2019.

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

The Company did not award any stock options to any of its executive officers during 2016. Our executive officers did not exercise any options during 2016.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2016:

Outstanding Equity Awards at December 31, 2016

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2017, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler(3)	9,986,500	32.52%
Richard Jagodnik(4)	3,675,000	13.08%
Robert Landau(5)	9,154,248	29.81%
Hsu Gamma Investment, LP(6)	4,500,000	16.98%
All directors and executive officers as a group (two persons (3)(4)	13,661,500	45.60%

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

(2)  There are 26,506,481 shares of common stock issued and outstanding as at March 31, 2017. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

(3) Includes 5,786,500 shares of common stock, and options to purchase 4,200,000shares of common stock held by Mr. Geisler.

(4) Includes 2,075,000 shares of common stock, and options to purchase 1,600,000 shares of common stock held by Mr. Jagodnik

(5) Includes 2,079,700 shares of common stock, and options to purchase 4,200,000 shares of common stock held by LevelJump Inc., a company that Robert Landau controls. The remaining 2,874,548 in shares of common stock are held directly by Mr. Landau. The address of Level Jump Inc. is 85 Scarsdale Rd Suite 304, Toronto, Ontario, M3B 2R2 Canada.

(6) Excludes the option to convert 1,500,000 of debt into 15,000,000 shares, and 1,500,000 in warrants. Dr. Jane Hsiao is the director of Hsu Gamma Investment, LP. The address of 4400 Biscayne Blvd. Miami, FL 33137.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During January 2015, the Company entered into an agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition is disclosed in Note 10. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant for the years ended December 31, 2016 and 2015 were $120,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit and quarterly fees billed by our independent registered public accounting firms for fiscal years 2016 and 2015 were $34,000 and $30,500, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2016 or 2015.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were not Tax fees billed for the fiscal year ended 2016 and 2015.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2016 or 2015.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Amendment to Articles of Incorporation or Bylaws [2]
3.3	Certificate of amendment [11] (for increase of shares from 100,000,000 to 500,000,000)
10.1	CTS Acquisition Agreement (3)(4)
10.2	Royalty Agreement dated October 31, 2014, (subject to confidentiality request)[10]
10.3	SMI Acquisition Agreement[5]
10.4	Form of Series B Notes[6]
10.5	SPA of Series B Notes[7]
10.6	Form of Series C Notes[8]
10.7	SPA of Series C Notes[9]
10.8	Employment agreement for Mitchell Geisler, CEO[10]
10.9	Partners Imaging Holdings LLC acquisitions agreement[10]
10.10	Partners Imaging Holdings LLC billings agreement[10]
10.11	Partners Imaging Holdings LLC billings agreement amended[10]
10.12	Partners Imaging Holdings LLC readings agreement[10]
10.13	Options Issued January 27, 2015[11]
10.14	Promissory Notes issued June 16, 2015 to SNAP Advances by CTS[11]
10.15	Promissory Notes issued June 16, 2015 to SNAP Advances by MEDD[11]
10.16	Promissory Notes issued to Assurance funding [11]
10.17	Form of Warrants and extensions of Series B issued December 1, 2015[11]
10.18	Promissory Notes issued October 3, 2016 to On Deck by CTS*
21.1	Subsidiaries of the Registrant*
23.2	Consent of Accell Audit and Compliance, PA*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

6. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

7. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2012.

8. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

9. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014.

10. Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 3, 2015.

11. Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on April 6, 2016.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	April 17, 2017

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2017
Mitchell Geisler

/s/ Richard Jagodnik	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2017
Richard Jagodnik	and Director