Form 10-Q
period 2017-03-31
MEDICAL IMAGING CORP.
filed 2017-05-12
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

There were 26,506,481 shares of common stock outstanding as of May 4, 2017.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$96,377	$85,455
Accounts Receivable, net of Allowance for Doubtful Accounts of $544,940, and 475,982, respectively	1,025,027	1,106,712
Prepaid Expenses	38,106	43,087
Total Current Assets	1,159,510	1,235,254

Property and Equipment, net of Accumulated Depreciation of $1,709,361 and $1,562,471, respectively	1,971,897	2,100,058
Goodwill	1,977,670	1,977,670
Deposits	18,494	18,563
TOTAL ASSETS	$5,127,571	$5,331,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,864,433	$1,772,752
Accrued Liabilities	757,013	706,572
Current Portion of Capital Lease Obligations	123,381	123,738
Current Portion of Promissory Notes	812,542	931,842
Current Portion of Promissory Notes, Overdue	170,000	-
Current Portion of Royalty Financing	895,881	752,926
Current Portion of Convertible Notes	2,321,375	2,223,706
Total Current Liabilities	6,944,625	6,511,536
Capital Lease Obligations, less current portion	170,703	200,536
Promissory Notes, less current portion, net of unamortized discounts of $114,684 and $143,419, respectively	-	112,000
Royalty Financing, less current portion, net of unamortized discounts of $5,196,508 and $5,302,853, respectively	1,217,888	1,254,498
Convertible Notes, less current portion, net of unamortized discounts of $3,729 and $8,937, respectively	34,896	142,357
Total Liabilities	8,368,112	8,220,927

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 26,506,481 and 25,741,481 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	26,507	25,742
Additional Paid-In Capital	2,096,058	2,057,723
Accumulated Other Comprehensive Income	141,031	138,145
Accumulated Deficit	(5,504,137)	(5,110,992)
Total Stockholders' Deficit	(3,240,541)	(2,889,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,127,571	$5,331,545

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended
	March 31,	March 31,
	2017	2016
Revenue:
Sales	$1,804,152	$1,922,485
Cost of sales	980,697	955,180
Gross Margin	823,455	967,305

Operating Expenses:
Labor	312,298	318,002
Depreciation	147,547	137,582
General and Administrative	147,321	217,090
Rent Office Space and Servers	143,274	138,027
Bad Debt Expense	68,958	-
Legal and professional	63,103	106,877
Insurance	23,070	21,592
Advertising	18,354	6,351
Travel	13,097	8,862
Management fees	3,883	5,100
Total Operating Expenses	940,905	959,483
Income (Loss) from Operations	(117,450)	7,822

Other Income and (Expenses):
Other Income	6,818	6,011
Foreign Currency Gains (Losses)	2,903	(38,324)
Amortization of Debt Discount	(140,160)	(161,334)
Interest & Penalties Expense	(145,256)	(105,147)
Total Other Income (Expenses)	(275,695)	(298,794)

Net Loss	(393,145)	(290,972)
Comprehensive Income	2,886	40,464
Total Comprehensive Loss	$(390,259)	$(250,508)
Basic and Diluted Loss per Share	$(0.015)	$(0.010)

Weighted Average Shares Outstanding: Basic and Diluted	26,047,481	25,440,162

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(393,145)	$(290,972)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	147,547	137,582
Bad Debt Expense	68,958	-
Amortization of Debt Discount	140,160	161,334
Stock-based compensation	39,100	-
Foreign currency transaction (Gain) Loss	275	(157)
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	12,727	(233,464)
Prepaid Expenses and Deposits	4,981	(904)
Accounts Payable and Accrued Liabilities	142,122	121,920
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	162,725	(104,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Leasehold Improvements	-	(3,983)
Equipment Purchase	(19,464)	(14,445)
NET CASH FROM INVESTING ACTIVITIES	(19,464)	(18,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	-	670,000
Proceeds from Convertible Debt	-	-
Royalty Fee Payment	-	(100,932)
Principal Payments on Promissory Notes	(90,035)	(388,444)
Principal Payments on Convertible Notes	(15,000)	(15,000)
Principal Payments on Capital Lease Obligations	(30,190)	(43,124)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(135,225)	122,500
Gain (Loss) due to foreign currency translation	2,886	40,464
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,922	39,875
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,455	109,914
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,377	$149,789

Cash paid during the period for:
Interest	$58,038	$78,489
Income Taxes	$-	$27,280
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$-	$8,421
Warrants Issued for Convertible Notes	$-	$285
Equipment purchased under Capital Lease	$-	$16,618
Accrued Interest converted to Note	$-	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2017, and December 31, 2016, cash includes cash on hand and cash in the bank.

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

As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts from direct billings was $269,940 and $200,982, respectively. The allowance for doubtful accounts from third party billings (Florida operations) was $275,000 in both periods.

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

No goodwill impairment was recognized during 2017 or 2016.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three months ended March 31, 2017, CTS held six contracts; four contracts that are renewable on a year-to-year basis and one contract that automatically renewed in 2016 for a successive one year term, and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

There was no stock-based compensation expense to non-employees for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, the Company recognized stock-based compensation expenses of $8,500 from stock options and $30,600 from stock granted to employees. The options were valued using the BOPM and included in the labor operating expenses in the consolidated statements of operations.

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

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements and Disclosures, for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are described below:

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

The Company recognized a foreign currency gain (loss) on transactions from operations of $2,903 for the three months ended March 31, 2017 and $(38,324) for the three months ended March 31, 2016.

The Company recognized other comprehensive income (loss) of $2,886 for the three months ended March 31, 2017 and $40,464 for the three months ended March 31, 2016.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At March 31, 2017 and December 31, 2016, the major class of property and equipment were as follows:

	March 31, 2017	December 31, 2016	Estimated useful lives
Computer/Office Equipment	$474,152	$474,887	3-7 years
Medical Equipment	2,344,852	2,329,872	3-7 years
Leasehold Improvements	862,254	857,770	5-39 years
Less: Accumulated Depreciation	(1,709,361)	(1,562,471)
Net Book Value	$1,971,897	$2,100,058

Depreciation expense was $147,547 and $137,582 for the three months ended March 31, 2017 and 2016, respectively.

Note 4.  Operating Lease Commitments

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

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of March 31, 2017:

Year	Total
2017	$405,084
2018	431,621
2019	427,597
2020	352,101
2021	216,229
Thereafter	-
$1,832,632

Note 5. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR*	March 31, 2017 Balance	December 31, 2016 Balance

SMI X-Ray Machine	$1,495	15-Aug-19	6.32%	$40,118	$43,930
SMI PACS/RIS System	3,115	1-Nov-19	5.69	92,284	100,240
SMI Copier	135	1-Aug-18	27.63	1,881	2,144
SMI Ascentrium	2,450	18-Nov-18	21.48	39,741	44,776
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	98,989	107,170
PIV,PIN,PIC Computers	813	1-Nov-17	10.52	6,269	8,509
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.90	8,823	9,856
CTS Computers	554	2-Feb-18	2.25%	5,979	7,649
Total	$12,079			$294,084	$324,274

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of March 31, 2017 are as follow:

Minimum Lease Payments	Total
2017	$107,863
2018	125,021
2019	84,201
2020	3,094

Total minimum lease payments	320,179
Less amount representing interest	26,095

Present value of minimum lease payments	294,084
Less current portion of minimum lease payments	123,381

Long-term capital lease obligations at March 31, 2017	$170,703

Note 6. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date	APR*	Payment Amount	Payments Frequency	March 31, 2017 Face Value Balance	December 31, 2016 Face Value Balance
16-Feb-16	23-Feb-17**	12.00%	$1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17	25.00	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17**	12.00	700	Monthly	70,000	70,000
1-Jul-16	1-Aug-17	20.00	20,000	Monthly	340,000	400,000
3-Oct-16	27-Dec-17	42.09%	$2,255	Weekly	87,226	117,261
Total Face Value					1,097,226	1,187,261
Unamortized Discount					(114,684)	(143,419)
Total					$982,542	$1,043,842

*Annual Percentage Rate (“APR”)

** Principal Overdue

Note 7. Convertible Notes

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of March 31, 2017, principal balance of the note was $135,000.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $282,470.  Amortization of the discount for the three months ended March 31, 2017 and 2016 was $3,435 and $4,023, respectively.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the warrants are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants were valued at $0.0058 per issued share, and recorded a total discount of $10,672 to be amortized over 18 months’ extension period. Amortization of the discount for the three months ended March 31, 2017 and 2016 was $1,773 and $0, respectively.

A detailed summary of the convertible notes is as follows:

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	March 31, 2017 Face Value Balance	December 31, 2016 Face Value Balance
3-Dec-12	1-Jul-17	12.00%	$0.10	$250	$25,000	$25,000
3-Dec-12	1-Jul-17	12.00	0.10	750	75,000	75,000
27-Mar-13	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.00	0.10	5,750	70,000	75,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.00	0.10	250	25,000	25,000
22-May-14	31-May-17	12.00	0.15	500	50,000	50,000
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.00	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.00	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.00	0.15	500	50,000	50,000
17-Feb-15	28-Feb-18	12.00	0.15	200	20,000	20,000
26-Mar-14	28-Feb-18	12.00	0.15	6,350	135,000	145,000
Total Face Value					2,360,000	2,375,000
Unamortized Discount					(3,729)	(8,937)
Total					$2,356,271	$2,366,063

Following are maturities of the long –term debt as of March 31, 2017:

Principal Payments
2017	$2,200,000
2018	135,000
2019	25,000
Total	$2,360,000

Note 8. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the three months ended March 31, 2017 and 2016, the Company has recorded discount amortization expense of $106,345 and $75,075, respectively. The balance as shown on the consolidated balance sheet as of March 31, 2017 was $2,113,769, net of $5,196,508 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2016 was $2,007,424, net of $5,302,853 in unamortized discount. As of March 31, 2017, the Company paid a total of $689,723 in royalty payments, additionally the Company has accrued $324,067 in unpaid royalty fees from August to March 2017.

Note 9. Related Party Transactions

During January 2015, the Company entered into an agreement with a Company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019.The options have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683. Fees incurred to the related party consultant for the three months ended March 31, 2017 and 2016 were $30,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

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

Note 11. Income Tax

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

Note. 12. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $390,259, and $250,508 for the three months ended March 31, 2017 and 2016, as well as a working capital deficit of $5,785,115 at March 31, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2017, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 13. Subsequent events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three months ended March 31, 2017, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

Operations

CTS

During the first quarter of 2017 CTSsigned a contract with a new client hospital for services expected to start in the third quarter of 2017. Additionally, an existing client hospital has increased emergency work for CTS to cover. CTS has continued its marketing efforts and is looking at provinces outside of Ontario for potential growth.

SMI

During the first quarter of 2017 revenue and scan volume was consistent. Special attention has been given to marketing efforts and we have established a new referral base of doctors.

PIV, PIN, PIC, (Florida)

During the first quarter of 2017 we had a consistent high season for scan volume.

Naples marketing efforts that commenced in 2016 are showing effective with more room for growth. CT business has been increasing on a consistent monthly basis.  Additionally, in PIN, the center is now offering Ultrasound two days a week.  The center is using a mobile company that brings the machinery and technologist who sets up in a remodeled room within the center. This allows us to offer the modality with little cost risk to the company.  Ultrasounds were offered starting late March.  The need for this is to expand the offering of modalities within our market place to stay competitive and as a need and compliment for physicians referring CT patients that often first require an Ultrasound.

PIC and PIV had a consistent winter season. Marketing efforts have increased and at the end of the quarter the centers started looking to hire a second marketer. This will allow an opportunity to reach potential new referring doctor offices.

Overall Operating Results:

For the three months ended March 31, 2017, revenues from teleradiology services was $564,100 compared to $540,360 for the three months ended March 31, 2016, an increase of 4% or $23,740. The increase in revenue from teleradiology services is related to revenues earned in Canadian dollars. The exchange rate used to convert CTS revenues carried in Canadian dollars for the three months ended March 31, 2017 and 2016 were $0.7555 and $0.7235, respectively. The difference in exchange rates contributed to the 4% increase, therefore, revenues were consistent year of year.

For the three months ended March 31, 2017, revenues from medical scans services was $1,240,052 compared to $1,382,125 for the year three months March 31, 2016, a decrease of $142,073 or 10%; although we had an increase in scans owing to marketing efforts; due to contractual rates decrease, net revenues has decreased for the three months ended March 31, 2017 in compare to 2016.  2016 was the first year the Company controlled most of the billings at its three Florida locations under new contracts from insurance payors and Medicare. In prior years, the billing and collections had been performed by the previous owner of the centers at their contracted rates. At the end of the 2016 a review of the Florida centers was undertaken to reconcile the net collections of the centers versus the estimated reimbursement of claims filed with insurers. From this review, it was determined that an adjustment to revenue estimates of approximately $311,000 was necessary.  Revenues presented for the year ended December 31, 2016 consolidated financial statements reflect this adjustment.  Going forward the Company will now rely on its own billing and collections history in order to determine its quarterly and annual expected revenues from its Florida operations.

For the three months ended March 31, 2017, cost of sales incurred relating to teleradiology services was $462,870 as compared to $445,360 for the three months March 31, 2016, an increase of 4% or $17,510. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the three months ended March 31, 2017 cost of sales from medical scans services was $517,827, compared to $509,820 for the three months March 31, 2016; an increase of $8,007 or 2%. The slight increase is due to increase in directly related revenue activities as a result of the increase in scan volume.

Operating expenses for the three months ended March 31, 2017 and 2016 totalled $940,905 and $959,483, respectively, a decrease of $18,578 or 2%, owing to the following:

During the three months ended March 31, 2017, we incurred $312,298 as compared to $318,002 for labor including $39,100 in employee compensation pertaining to 1,000,000 stock options issued and 30,600 common stock shares issued.

During the three months ended March 31, 2017, we incurred $147,321 in general and administrative costs as compared to $217,090 for the three months ended March 31, 2016.  The decrease in general and administrative costs is owing to reduced repairs costs on equipment incurred in 2016.

During the three months ended March 31, 2017, we incurred $147,547 in depreciation expense, as compared to $137,582 for the three months ended March 31, 2016. The increase in depreciation expense is due to additional equipment purchased after March 31, 2016.

During the three months ended March 31, 2017, we incurred $63,103 in legal and professional fees compared to $106,877.  In the three months ended March 31, 2016 the Company incurred $40,000 in legal and financing fees associated with promissory notes issued during the period.

During the three months ended March 31, 2017 we incurred $68,958 in bad debt expense compared to $0 for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we incurred $3,883 in management fees as compared to $5,100.

During the three months ended March 31, 2017, we incurred $18,354 in advertising and promotion, as compared to $6,351 for the three months ended March 31, 2016. The increase was due to increase in marketing efforts with referring doctors for increase in revenues.

During the three months ended March 31, 2017, we incurred $143,274 for rent, and $23,070 for insurance, as compared to $138,027 in rent and $21,592 in insurance for the three months ended March 31, 2016. The increase in insurance was due to additional capital assets acquired and increase in revenue resulting in increase in premiums on renewals. The increase in rent was due to increase in rate on yearly renewal as per rental agreements.

For the three months ended March 31, 2017, net loss was $393,145 as compared to a net loss of $290,972 for the three months ended March 31, 2016, the increase in net loss is primarily due to $118,333 decrease in revenue, $18,578 decrease in operating expenses, and decrease in other expenses of $23,099.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes. In 2016, it raised $1,133,625 from the issuance of promissory notes.

The Company’s operations have produced $1,804,152 of revenues for the three months ended March 31, 2017, which have been used to fund its operating expenses and to reduce its liabilities.

Based on the debt payment obligations of the Company that are due within the next 12 months, there is doubt about its ability to continue as a going concern, and the Company’s continued operations therefore are dependent upon either increasing revenues or adequate additional financing being raised, or both, to enable it to continue its operations as currently conducted. As a result of this and other factors, the report of our independent auditors, dated April 17, 2017, on our consolidated financial statements for the period ended December 31, 2016 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern.  Alternatively, the Company could adjust some of its operational requirements or modify some of its debt obligations; however, these changes may not necessarily provide sufficient funds to continue as a going concern in the event that the Company is unable to continue as a going concern, it may be forced to realize upon its assets or even elect or be required to seek protection from its creditors as provided by law or be subject to claims by creditors or a general creditor action. To date, management has not considered these alternatives as a likely outcome, since it has continuing revenues from operations and is considering capital raising actions.

As of March 31, 2017, our assets totaled $5,127,571 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of March 31, 2017, our total liabilities consisted of accounts payable and accrued liabilities of $2,621,446, capital lease obligations of $294,084, promissory notes of $982,545(net of discount), Royalty financing of $2,113,769 (net of discount), and non-related party convertible notes of $2,356,271 (net of discount). As of March 31, 2017, we had an accumulated deficit of $5,504,137 and a working capital deficit of $5,785,115.

Promissory Notes:

As of March 31, 2017, the Company had promissory notes due to non–related parties for a total amount of $982,542.

On October 3, 2016, the Company received $113,625 from a promissory note to On Deck Capital Inc from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for sixty-five weekly payments of $2,977 towards the principal and interest starting October 5, 2016.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note principal balance was due on March 22, 2017 and it is currently overdue until maturity date is extended. The Balance of the note at March 31, 2017 is $70,000.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at March 31, 2017 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note principal balance was due on February 23, 2017 and it is currently overdue until maturity date is extended. The balance of the note at March 31, 2017 is $100,000.

Convertible Notes:

As of March 31, 2017, the Company had convertible notes due to non–related parties for a total amount of $2,356,271.

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

On May 22, 2014, the Company issued, through a private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000. The Series C Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Series C Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 95,000 shares. A detailed schedule of the Series C Notes is presented in Note 7 to the consolidated financial statements. On October 31, 2014, the Company sold, through a private placement to accredited investor, an additional Series C Note in the principal amount of $50,000, and has issued 50,000 shares of common stock of the Company accordingly.

On March 26, 2014, the issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 7 to the consolidated financial statements. As of March 31, 2017, principal balance of the note was $135,000.

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and convertible into common shares of the Company at $0.10 per share. $1,840,000 of the notes mature July 1, 2017, $50,000 mature September 1, 2017, $25,000 mature September 1, 2019, and $100,000 of the notes mature on May 31, 2016.  In addition, each purchaser of the Series B Notes received shares dependent on the dollar amount of Series B Notes purchased. The total number of shares of common stock issued was 5,315,000 shares. A detailed schedule of the Series B Notes is presented in Note 7 to the consolidated financial statements.  $1,840,000 of Series B Notes original maturity was extended to their current maturity of July 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from November 16, 2015 to and including July 1, 2018. $50,000 of series B Notes original maturity was extended to their current maturity of September 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2018. $25,000 of series B Notes original maturity was extended to their current maturity of September 1, 2019 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2019.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

N/A

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 15,000 shares in February 2017 at a per share price of $0.04 for services.

The Company issued 750,000 shares in February 2017 towards accrued CEO salary of $30,000.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 12, 2017

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	May 12, 2017