Form 10-Q
period 2017-06-30
MEDICAL IMAGING CORP.
filed 2017-08-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 29,146,481 shares of common stock outstanding as of August 1, 2017.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets

	June 30	December 31,
	2017	2016
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$22,261	$85,455
Accounts Receivable, net of Allowance for Doubtful Accounts of $560,733, and 475,982, respectively	1,040,499	1,106,712
Prepaid Expenses	35,274	43,087
Total Current Assets	1,098,034	1,235,254

Property and Equipment, net of Accumulated Depreciation of $1,859,852 and $1,562,471, respectively	1,873,082	2,100,058
Goodwill	1,977,670	1,977,670
Deposits	24,684	18,563
TOTAL ASSETS	$4,973,470	$5,331,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,994,715	$1,772,752
Accrued Liabilities	864,184	706,572
Current Portion of Capital Lease Obligations	122,111	123,738
Current Portion of Promissory Notes	796,000	931,842
Current Portion of Promissory Notes, Overdue	170,000	-
Current Portion of Royalty Financing	1,038,838	752,926
Current Portion of Convertible Notes	274,177	2,223,706
Current Portion of Convertible Notes, Overdue	1,984,289	-
Total Current Liabilities	7,244,314	6,511,536
Capital Lease Obligations, less current portion	141,307	200,536
Promissory Notes, less current portion, net of unamortized discounts of $0, and $143,419, respectively	-	112,000
Royalty Financing, less current portion, net of unamortized discounts of $5,090,162, and $5,302,853, respectively	1,181,277	1,254,498
Convertible Notes, less current portion, net of unamortized discounts of $104, and $2,634, respectively	24,906	142,357
Total Liabilities	8,591,804	8,220,927
Commitments and Contingencies
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 27,746,481 and 25,741,481 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	27,747	25,742
Additional Paid-In Capital	2,186,055	2,057,723
Accumulated Other Comprehensive Income	192,957	138,145
Accumulated Deficit	(6,025,093)	(5,110,992)
Total Stockholders' Deficit	(3,618,334)	(2,889,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,973,470	$5,331,545

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Six Months ended
	June 30	June 30	June 30	June 30
	2017	2016	2017	2016
Revenue:
Sales	$1,791,147	$1,910,038	$3,595,299	$3,832,523
Cost of sales	1,033,619	930,936	2,014,316	1,886,116
Gross Margin	757,528	979,102	1,580,983	1,946,407

Operating Expenses:
Labor	316,165	330,170	628,463	648,172
General and Administrative	185,035	193,152	332,356	410,242
Depreciation	148,318	140,166	295,865	277,748
Rent Office Space and Servers	140,670	140,908	283,944	278,935
Legal and professional	41,964	65,595	105,067	172,471
Bad Debt Expense	16,109	-	85,067	-
Advertising	32,077	21,541	50,431	27,892
Insurance	23,612	23,853	46,682	45,445
Travel	17,363	10,534	30,460	19,396
Management fees	4,579	5,100	8,462	10,200
Total Operating Expenses	925,892	931,019	1,866,797	1,890,501
Income (Loss) from Operations	(168,364)	48,083	(285,814)	55,906

Other Income and (Expenses):
Other Income	24,870	50,082	31,688	56,092
Foreign Currency Gains (Losses)	(65,605)	(927)	(62,702)	(39,251)
Interest & Penalties Expense	(139,007)	(128,853)	(284,263)	(234,000)
Amortization of Debt Discount	(172,850)	(96,458)	(313,010)	(257,792)
Total Other Income (Expenses)	(352,592)	(176,156)	(628,287)	(474,951)

Net Loss	(520,956)	(128,073)	(914,101)	(419,045)
Comprehensive Income	51,926	27,715	54,812	68,179
Total Comprehensive Loss	$(469,030)	$(100,358)	$(859,289)	$(350,866)
Basic and Diluted Loss per Share	$(0.017)	$(0.004)	$(0.033)	$(0.014)

Weighted Average Shares Outstanding: Basic and Diluted	27,024,283	25,578,732	25,755,323	25,511,642

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30	June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(914,101)	$(419,045)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	295,865	277,748
Bad Debt Expense	85,067	-
Amortization of Debt Discount	313,010	257,792
Stock-based compensation	39,100	5,000
Foreign currency transaction (Gain) Loss	(3,513)	(1,181)
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	(18,854)	(351,330)
Prepaid Expenses	7,813	(15,660)
Accounts Payable and Accrued Liabilities	379,575	316,999
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	183,962	70,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Equipment	-	(5,000)
Equipment and Leasehold Improvements Purchases	(68,851)	(46,613)
NET CASH FROM INVESTING ACTIVITIES	(68,851)	(51,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	100,000	670,000
Royalty Fee Payment	-	(182,933)
Principal Payments on Promissory Notes	(237,261)	(420,700)
Principal Payments on Convertible Notes	(35,000)	(30,000)
Principal Payments on Capital Lease Obligations	(60,856)	(96,891)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(233,117)	(60,524)
Gain (Loss) due to foreign currency translation	54,812	68,179
NET CHANGE IN CASH AND CASH EQUIVALENTS	(63,194)	26,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,455	109,914
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,261	$136,279

Cash paid during the period for:
Interest	$151,008	$269,102
Income Taxes	$-	$51,187
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$91,237	$9,030
Warrants Issued for Convertible Notes	$-	$285
Equipment purchased under Capital Lease	$-	$16,618
Accrued Interest converted to Note	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2017, and December 31, 2016, cash includes cash on hand and cash in the bank.

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

As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts from direct billings was $285,733 and $200,982, respectively. The allowance for doubtful accounts from third party billings (Florida operations) was $275,000 in both periods.

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

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three and six months ended June 30, 2017, CTS held six contracts; four contracts that are renewable on a year-to-year basis and one contract that automatically renewed in 2016 for a successive one year term, and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

There was no stock-based compensation expense to non-employees for the three months ended June 30, 2017, and 2016.

There was no stock-based compensation expense to employees for the three months ended June 30, 2017.

For the three months ended June 30, 2016, the Company recognized stock based compensation expenses from stock granted to employees of $5,000.

There was no stock-based compensation expense to non-employees for the six months ended June 30, 2017, and 2016.

For the six months ended June 30, 2017, the Company recognized stock-based compensation expenses of $8,500 from stock options and $30,600 from stock granted to employees. The options were valued using the BOPM and included in the labor operating expenses in the consolidated statements of operations.

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

The Company recognized a foreign currency gain (loss) on transactions from operations of $(65,605) for the three months ended June 30, 2017 and $(927) for the three months ended June 30, 2016.

The Company recognized other comprehensive income (loss) of $51,926 for the three months ended June 30, 2017 and $27,715 for the three months ended June 30, 2016.

The Company recognized a foreign currency gain (loss) on transactions from operations of $(62,702) for the six months ended June 30, 2017 and $(39,251) for the six months ended June 30, 2016.

The Company recognized other comprehensive income (loss) of $54,812 for the six months ended June 30, 2017 and $68,179 for the six months ended June 30, 2016.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At June 30, 2017 and December 31, 2016, the major class of property and equipment were as follows:

	June 30, 2017	December 31, 2016	Estimated useful lives
Computer/Office Equipment	$485,518	$474,887	3-7 years
Medical Equipment	2,377,006	2,329,872	3-7 years
Leasehold Improvements	870,410	857,770	5-39 years
Less: Accumulated Depreciation	(1,859,852)	(1,562,471)
Net Book Value	$1,873,082	$2,100,058

Depreciation expense was $148,318 and $140,166 for the three months ended June 30, 2017 and 2016, respectively.

Depreciation expense was $295,865 and $277,748 for the six months ended June 30, 2017 and 2016, respectively.

For the six months ending June 30, 2017 the Company has made purchases of $47,135 in equipment, $12,639 in leasehold improvements, and $9,077 in computer/office equipment.

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

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of June 30, 2017:

Year	Total
2017	$273,178
2018	432,949
2019	428,756
2020	353,289
2021	216,628
Thereafter	-
$1,704,800

Note 5. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR*	June 30, 2017 Balance	December 31, 2016 Balance
SMI X-Ray Machine	$1,495	15-Aug-19	6.32%	$36,246	$43,930
SMI PACS/RIS System	3,115	1-Nov-19	5.69	84,213	100,240
SMI Copier	135	1-Aug-18	27.63	1,600	2,144
SMI Ascentrium	2,450	18-Nov-18	21.48	34,431	44,776
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	90,722	107,170
PIV,PIN,PIC Computers	813	1-Nov-17	10.52	3,970	8,509
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.90	7,764	9,856
CTS Computers	554	2-Feb-18	2.25%	4,472	7,649
Total	$12,079			$263,418	$324,274

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of June 30, 2017, are as follow:

Minimum Lease Payments	Total
2017	$71,721
2018	125,050
2019	84,201
2020	3,094

Total minimum lease payments	284,066
Less amount representing interest	20,648

Present value of minimum lease payments	263,418
Less current portion of minimum lease payments	122,111

Long-term capital lease obligations at June 30, 2017	$141,307

Note 6. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date		APR[1]	Payment Amount	Payments Frequency	June 30, 2017 Face Value Balance	December 31, 2016 Face Value Balance
16-Feb-16	23-Feb-17	[2]	12.00%	$1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17		25.00	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17	[2]	12.00	700	Monthly	70,000	70,000
1-Jul-16	1-Aug-17		20.00	20,000	Monthly	280,000	400,000
3-Oct-16	27-Dec-17		42.09	2,255	Weekly	-	117,261
18-May-17	1-Jul-19	[3]	20.00%	$15,000	Monthly	165,000	-
Total Face Value						1,115,000	1,187,261
Unamortized Discount						(149,000)	(143,419)
Total						$966,000	$1,043,842

1 Imputed Annual Percentage Rate (“APR”)

2 Principal Overdue

3 Scheduled monthly payments of $15,000 for promissory note issued on May 18, 2017 will begin September 1, 2018.

Following are maturities of the long –term debt as of June 30, 2017:

Principal Payments
2017	$950,000
2018	45,000
2019	120,000
Total	$1,115,000

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

On December 1, 2015, the holders of $1,840,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to July 1, 2017 from its original maturity date of December 31, 2015. As part of the extension the Company issued warrants to entitle the holders to purchase up to 1,840,000 shares of common stock at an exercise price of $0.07 per share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at $0.0058 per issued share, and recorded a total discount of $10,672 that was amortized over the 18-month extension period. The notes principal balance was due July 1, 2017 and it is currently overdue.

On May 12, 2017 $60,237 of the notes that were issued on December 5, 2012 was sold to a third-party investor. As part of the sale, the Company has agreed to reduce the conversion price from $0.10 per share to $0.025 per share. Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options.  The Company record a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. As part of the sale, the Company has recorded $60,237 in additional paid in capital against a reduction to the carrying amount of the convertible note. The reduction is to be amortized to the maturity date of July 1, 2018. On May 23, 2017, $31,000 of the principal balance was converted into 1,240,000 shares of common stock.

On March 31, 2016, the holders of $50,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension, the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share, and recorded a total discount of $139 to be amortized over the 18-month extension period.

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

On May 22, 2014, the Company sold, through private placement to accredited investors, three year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000. The Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. On August 25, 2014, October 31, 2014 and February 17, 2015, the Company sold an additional $75,000, $50,000 and $20,000, respectively of Series C Notes. The total number of shares of common stock issued was 240,000 shares. The notes principal balance was due May 31, 2017 and it is currently overdue.

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of June 30, 2017, principal balance of the note was $125,000.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $282,470.  Amortization of the discount for the six months ended June 30, 2017 and 2016 was $4,587 and $4,952, respectively.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the warrants issued on extension of series B notes as discussed above are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants issued on extension of series B notes are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument. The warrants were valued at $0.00583 per issued share, and recorded a total discount of $10,672 to be amortized over to 18 month extension period. Amortization of the discount for the six months ended June 30, 2017 and 2016 was $3,545 and $0, respectively.

A detailed summary of the convertible notes is as follows:

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	June 30, 2017 Face Value Balance	December 31, 2016 Face Value Balance
3-Dec-12	1-Jul-17	12.00%	$0.10	$250	$25,000	$25,000
3-Dec-12	1-Jul-17	12.00	0.10	750	75,000	75,000
27-Mar-13	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.00	0.025	-	29,237	75,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.00	0.10	250	25,000	25,000
22-May-14	31-May-17	12.00	0.15	500	50,000	50,000
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.00	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.00	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.00	0.15	500	50,000	50,000
17-Feb-15	28-Feb-18	12.00	0.15	200	20,000	20,000
26-Mar-14	28-Feb-18	12.00	0.15	6,350	125,000	145,000
Total Face Value					2,309,237	2,375,000
Unamortized Discount					(25,865)	(8,937)
Total					$2,283,372	$2,366,063

Following are maturities of the long –term debt as of June 30, 2017:

Principal Payments
2017	$2,140,000
2018	144,237
2019	25,000
Total	$2,309,237

Note 8. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the six months ended June 30, 2017 and 2016, the Company has recorded discount amortization expense of $212,691 and $155,409, respectively. The balance as shown on the consolidated balance sheet as of June 30, 2017, was $2,220,115, net of $5,090,162 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2016, was $2,007,424, net of $5,302,853 in unamortized discount. As of June 30, 2017, the Company paid a total of $689,723 in royalty payments. Additionally, the Company has accrued $467,014 in unpaid royalty fees from August 2016 to June 2017.

Note 9. Related Party Transactions

During January 2015, the Company entered into an agreement with a Company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019.The options have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683. Fees incurred to the related party consultant for the six months ended June 30, 2017 and 2016 were $60,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

Note 10. Common Stock Transactions

On May 23, 2017, 1,240,000 shares of common stock were issued in exchange for $31,000 of a convertible note.

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

Note. 12. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $469,030, and $859,289 for the three and six months ended June 30, 2017, respectively, as well as a working capital deficit of $6,146,280 at June 30, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2017, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 13. Subsequent events

Subsequent to quarter end, the Company converted an additional $14,000 of convertible note into 1,400,000 of shares of common stock.

Subsequent to quarter end, the Company received $153,000 in proceeds from issuance of a convertible note. The note accrues interest of 12% per annum and is due in January 2019. The note is convertible into shares of common stock with conversion price discount of 35%. The conversion price shall be determined on a basis of the three lowest closing bid prices for the common stock during the prior ten trading day period.

Subsequent to quarter end, the Company received $291,500 in proceeds from issuance of a promissory note. The note calls for 248 daily payments of $1,419 towards the principal and interest starting July 31, 2017.

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

Operations

CTS

In the second quarter, focus was put on preparing for the new CTS client hospital, including workflow adjustments, hiring new radiologists and credentialing.  Demand for CTS services with existing clients remained strong with year over year revenue increase as the company continues to meet the needs and requirements of emergency rooms.

SMI

The second quarter continued a strong trend of consistency in patient visits and a slight increase in year over year revenue.  Attention to ensuring community support, building relationships with referring offices and providing the best in patient care continues to be the clinics focus.

PIV, PIN, PIC, (Florida)

The second quarter saw a decline in year over year scan volume and revenue in Florida. In two towns, new MRI magnets were added by competitors that added pressure and competition in the area.  New efforts and methods for growth have been planned and implemented starting in June, including a new marketing program.  Additionally, Florida is in its slow season that runs from June through September. CT business in Naples continued to be very strong for the quarter.

Overall Operating Results:

For the three months ended June 30, 2017, revenues from teleradiology services was $628,032 compared to $547,631 for the three months ended June 30, 2016, an increase of 15% or $80,401. The increase in revenue from teleradiology services is owing to increase in readings from existing hospital clients.

For the three months ended June 30, 2017, revenues from medical scans services was $1,163,115 compared to $1,362,407 for the three months June 30, 2016, a decrease of $199,292 or 15%; Although CT, US and Xray scan volumes increased, a slight decrease in MRI scan volume has contributed to the decrease in revenue; In addition, due to contractual rates decrease, net revenues has decreased for the three months ended June 30, 2017 in compare to 2016.  2016 was the first year the Company controlled most of the billings at its three Florida locations under new contracts from insurance payors and Medicare. In prior years, the billing and collections had been performed by the previous owner of the centers at their contracted rates. At the end of the 2016 a review of the Florida centers was undertaken to reconcile the net collections of the centers versus the estimated reimbursement of claims filed with insurers. From this review, it was determined that an adjustment to revenue estimates of approximately $311,000 was necessary.  Revenues presented for the year ended December 31, 2016 consolidated financial statements reflect this adjustment.  Going forward the Company will now rely on its own billing and collections history in order to determine its quarterly and annual expected revenues from its Florida operations.

For the three months ended June 30, 2017, cost of sales incurred relating to teleradiology services was $515,145 as compared to $447,295 for the three months June 30, 2016, an increase of 15% or $67,850. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the three months ended June 30, 2017 cost of sales from medical scans services was $518,474, compared to $483,641 for the three months June 30, 2016; an increase of $34,833 or 7%. The slight increase is due to an increase in additional costs directly related to revenue billing activities.

Operating expenses for the three months ended June 30, 2017 and 2016 totalled $925,892 and $931,019, respectively, a decrease of $5,127 or 1%, owing to the following:

During the three months ended June 30, 2017, we incurred $316,165 in labor expenses as compared to $330,170 for the three months ended June 30, 2016; including $39,100 in employee compensation pertaining to 1,000,000 stock options issued and 30,600 common stock shares issued.

During the three months ended June 30, 2017, we incurred $185,035 in general and administrative costs as compared to $193,152 for the three months ended June 30, 2016.  The decrease in general and administrative costs is owing to reduced repairs costs on equipment incurred in 2016.

During the three months ended June 30, 2017, we incurred $148,318 in depreciation expense, as compared to $140,166 for the three months ended June 30, 2016. The increase in depreciation expense is due to additional equipment purchased after June 30, 2016.

During the three months ended June 30, 2017, we incurred $41,964 in legal and professional fees compared to $65,595.  In the three months ended June 30, 2016 the Company incurred $10,000 in legal and financing fees associated with debt issued during the period.

During the three months ended June 30, 2017 we incurred $16,109 in bad debt expense compared to $0 for the three months ended June 30, 2016.

During the three months ended June 30, 2017, we incurred $4,579 in management fees as compared to $5,100 for the three months ended June 30, 2016.

During the three months ended June 30, 2017, we incurred $32,077 in advertising and promotion, as compared to $21,541 for the three months ended June 30, 2016. The increase was due to increase in marketing efforts with referring doctors for increase in revenues.

During the three months ended June 30, 2017, we incurred $140,670 for rent, and $23,612 for insurance, as compared to $140,908 in rent and $23,853 in insurance for the three months ended June 30, 2016.

For the three months ended June 30, 2017, net loss was $520,956 as compared to a net loss of $128,073 for the three months ended June 30, 2016, the increase in net loss is primarily due to $118,891 decrease in revenue, $5,127 decrease in operating expenses, and increase in other expenses of $176,436.

For the six months ended June 30, 2017, revenues from teleradiology services was $1,187,727 compared to $1,106,203 for the six months ended June 30, 2016, an increase of 8% or $81,524. The increase in revenue from teleradiology services is owing to increase in readings from existing hospital clients.

For the six months ended June 30, 2017, revenues from medical scans services was $2,407,572 compared to $2,726,320 for the six months June 30, 2016, a decrease of $318,748 or 12%; Although CT, US and Xray scan volumes increased, a decrease in MRI scan volume has contributed to the decrease in revenue; In addition, due to contractual rates decrease (as mentioned in the above discussion of three months ending), net revenues has decreased for the six months ended June 30, 2017 in compare to 2016.

For the six months ended June 30, 2017, cost of sales incurred relating to teleradiology services was $974,400 as compared to $909,521 for the six months June 30, 2016, an increase of 8% or $64,879. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the six months ended June 30, 2017 cost of sales from medical scans services was $1,039,916, compared to $976,595 for the six months June 30, 2016; an increase of $63,321 or 6%. The slight increase is due to an increase in directly related revenue billing activities.

Operating expenses for the six months ended June 30, 2017 and 2016 totalled $1,866,797 and $1,890,501, respectively, a decrease of $23,704 or 1%, owing to the following:

During the six months ended June 30, 2017, we incurred $628,463 in labor expenses as compared to $648,172 for the six months ended June 30, 2016; including $39,100 in employee compensation pertaining to 1,000,000 stock options issued and 30,600 common stock shares issued.

During the six months ended June 30, 2017, we incurred $332,356 in general and administrative costs as compared to $410,242 for the six months ended June 30, 2016.  The decrease in general and administrative costs is owing to reduced repairs costs on equipment incurred in 2016.

During the six months ended June 30, 2017, we incurred $295,944 in depreciation expense, as compared to $277,748 for the six months ended June 30, 2016. The increase in depreciation expense is due to additional equipment purchased after June 30, 2016.

During the six months ended June 30, 2017, we incurred $105,067 in legal and professional fees compared to $172,471.  In the six months ended June 30, 2016 the Company incurred approximately $50,000 in legal and financing fees associated with debt issued during the period.

During the six months ended June 30, 2017 we incurred $85,067 in bad debt expense compared to $0 for the six months ended June 30, 2016.

During the six months ended June 30, 2017, we incurred $8,462 in management fees as compared to $10,200 for the six months ended June 30, 2016.

During the six months ended June 30, 2017, we incurred $50,431 in advertising and promotion, as compared to $27,892 for the six months ended June 30, 2016. The increase was due to increase in marketing efforts with referring doctors for increase in revenues.

During the six months ended June 30, 2017, we incurred $283,944 for rent, and $46,682 for insurance, as compared to $278,935 in rent and $45,445 in insurance for the six months ended June 30, 2016.

For the six months ended June 30, 2017, net loss was $914,101 as compared to a net loss of $419,045 for the six months ended June 30, 2016, the increase in net loss is primarily due to $237,224 decrease in revenue, $23,704 decrease in operating expenses, and increase in other expenses of $153,336.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes. In 2016, it raised $1,133,625 from the issuance of promissory notes. For the six months ended June 30, 2017, it raised $100,000 from the issuance of promissory notes.

The Company’s operations have produced $1,791,147 and $3,595,299 of revenues for the three and six months ended June 30, 2017, respectively, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of June 30, 2017, our assets totaled $4,973,470 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of June 30, 2017, our total liabilities consisted of accounts payable and accrued liabilities of $2,858,899, capital lease obligations of $263,418, promissory notes of $966,000(net of discount), Royalty financing of $2,220,115 (net of discount), and non-related party convertible notes of $2,283,372 (net of discount). As of June 30, 2017, we had an accumulated deficit of $6,025,093 and a working capital deficit of $6,146,280.

Promissory Notes:

As of June 30, 2017, the Company had promissory notes due to non–related parties for a total amount of $966,000.

On October 3, 2016, the Company received $113,625 from a promissory note to On Deck Capital Inc from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for sixty-five weekly payments of $2,977 towards the principal and interest starting October 5, 2016. The balance of $69,230 was paid off on May 23, 2017.

On July 1, 2016, the Company received $350,000 from forward sale of receivables. In accordance with ASC 860, the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for twenty monthly payments of $20,000 towards the principal balance and interest starting August 1, 2016.

On May 17, 2017, the Company received additional $100,000 in proceeds under similar note structure. Payment terms on the note calls for eleven monthly payments of $15,000 starting September 1, 2018 to July 1, 2019 towards the principal and interest on the note.

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note principal balance was due on March 22, 2017 and it is currently overdue until maturity date is extended. The Balance of the note at June 30, 2017 is $70,000.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at June 30, 2017 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note principal balance was due on February 23, 2017 and it is currently overdue until maturity date is extended. The balance of the note at June 30, 2017 is $100,000.

Convertible Notes:

As of June 30, 2017, the Company had convertible notes due to non–related parties for a total amount of $2,283,372.

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

On May 12, 2017 $60,237 of the notes that were issued on December 5, 2012 was sold to a third-party investor. As part of the sale, the Company has agreed to reduce the conversion price from $0.10 per share to $0.025 per share. On May 23, 2017 $31,000 of the principal balance was converted into 1,240,000 shares of common stock.

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

N/A

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,240,000 shares in May 2017, at a per share price of $0.025 for note conversion.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	August 14, 2017

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	August 14, 2017