Form 10-Q
period 2017-09-30
MEDICAL IMAGING CORP.
filed 2017-11-14
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 32,496,481 shares of common stock outstanding as of November 10, 2017.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$27,980	$85,455
Accounts Receivable, net of Allowance for Doubtful Accounts of $574,545, and 475,982, respectively	1,097,539	1,106,712
Prepaid Expenses	15,276	43,087
Total Current Assets	1,140,795	1,235,254

Property and Equipment, net of Accumulated Depreciation of $1,900,916 and $1,562,471, respectively	1,801,266	2,100,058
Goodwill	1,977,670	1,977,670
Deposits	25,152	18,563
TOTAL ASSETS	$4,944,883	$5,331,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,071,556	$1,772,752
Accrued Liabilities	866,794	706,572
Current Portion of Capital Lease Obligations	148,675	123,738
Current Portion of Promissory Notes	331,405	931,842
Current Portion of Promissory Notes, Overdue	539,000	-
Current Portion of Royalty Financing	1,181,811	752,926
Current Portion of Convertible Notes	145,075	2,223,706
Current Portion of Convertible Notes, Overdue	2,094,000	-
Total Current Liabilities	7,378,316	6,511,536
Capital Lease Obligations, less current portion	137,004	200,536
Promissory Notes, less current portion, net of unamortized discounts of $201,624, and $120,000, respectively	364,291	112,000
Royalty Financing, less current portion, net of unamortized discounts of $4,983,828, and $5,302,853, respectively	1,144,637	1,254,498
Convertible Notes, less current portion, net of unamortized discounts of $327, and $2,634, respectively	208,517	142,357
Total Liabilities	9,232,765	8,220,927
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 32,496,481 and 25,741,481 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	32,497	25,742
Additional Paid-In Capital	2,226,058	2,057,723
Accumulated Other Comprehensive Income	180,462	138,145
Accumulated Deficit	(6,726,899)	(5,110,992)
Total Stockholders' Deficit	(4,287,882)	(2,889,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,944,883	$5,331,545

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue:
Sales	$1,800,858	$1,819,039	$5,396,157	$5,651,562
Cost of sales	1,111,597	978,546	3,125,913	2,864,662
Gross Margin	689,261	840,493	2,270,244	2,786,900

Operating Expenses:
Labor	343,261	303,149	971,724	951,321
General and Administrative	197,204	176,564	529,560	586,806
Rent Office Space and Servers	146,848	134,715	430,792	413,650
Depreciation	144,604	140,550	440,469	418,298
Legal and professional	56,181	54,797	161,248	227,267
Advertising	38,652	37,791	89,083	65,683
Insurance	23,195	22,284	69,877	67,729
Bad Debt Expense	13,764	1,219	98,831	1,219
Travel	8,139	14,461	38,599	33,857
Management fees	5,389	5,100	13,851	15,300
Total Operating Expenses	977,237	890,630	2,844,034	2,781,130
Income (Loss) from Operations	(287,976)	(50,137)	(573,790)	5,770

Other Income and (Expenses):
Other Income	(539)	3,992	31,149	60,083
Foreign Currency Gains (Losses)	(11,438)	(595)	(74,140)	(39,846)
Write off - Fixed Assets	(99,432)	-	(99,432)	-
Interest & Penalties Expense	(127,726)	(123,832)	(411,989)	(357,832)
Amortization of Debt Discount	(174,695)	(117,348)	(487,705)	(375,140)
Total Other Income (Expenses)	(413,830)	(237,783)	(1,042,117)	(712,735)

Net Loss	(701,806)	(287,920)	(1,615,907)	(706,965)
Comprehensive Income	(12,495)	28,738	42,317	96,917
Total Comprehensive Loss	$(714,301)	$(259,182)	$(1,573,590)	$(610,048)
Basic and Diluted Loss per Share	$(0.023)	$(0.010)	$(0.058)	$(0.024)

Weighted Average Shares Outstanding: Basic and Diluted	30,532,892	25,641,481	27,048,006	25,555,237

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,615,907)	$(706,965)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	440,469	418,298
Fixed Assets - Write Off	99,432	-
Bad Debt Expense	98,831	-
Amortization of Debt Discount	487,705	375,140
Stock-based compensation	62,850	5,000
Foreign currency transaction (Gain) Loss	(5,087)	(4,418)
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	(89,658)	(583,887)
Prepaid Expenses	27,811	(2,456)
Accounts Payable and Accrued Liabilities	459,026	444,848
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	(34,528)	(54,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Equipment	-	(5,000)
Equipment Purchase	(184,339)	(102,847)
NET CASH FROM INVESTING ACTIVITIES	(184,339)	(107,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	457,225	1,020,000
Proceeds from Convertible Debt	153,000	-
Royalty Fee Payment	-	(182,933)
Principal Payments on Promissory Notes	(361,587)	(639,650)
Principal Payments on Convertible Notes	(35,000)	(5,000)
Principal Payments on Capital Lease Obligations	(94,563)	(185,470)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	119,075	6,947
Gain (Loss) due to foreign currency translation	42,317	96,917
NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,475)	(58,423)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,455	109,914
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,980	$51,491

Cash paid during the period for:
Interest	$91,052	$227,538
Income Taxes	$-	$51,187
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$112,240	$9,030
Warrants Issued for Convertible Notes	$-	$285
Equipment purchased under Capital Lease	$55,968	$16,618
Accrued Interest Converted into Note	$-	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2017, and December 31, 2016, cash includes cash on hand and cash in the bank.

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

As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts from direct billings was $299,545 and $200,982, respectively. The allowance for doubtful accounts from third party billings (Florida operations) was $275,000 in both periods.

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

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three and nine months ended September 30, 2017, CTS held six contracts; four contracts that are renewable on a year-to-year basis and one contract that automatically renewed in 2016 for a successive one year term, and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

Convertible Debentures

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options.  The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Binomial Option Pricing Model valuation method, using the same assumptions used for valuing employee options for purposes of following ASC Topic 718, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its Embedded Conversion Features in accordance with ASC 470-50, Debt – Modifications and Exchanges, which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to ASC 470-50-40, Debt – Modification and Exchanges – Extinguishment of Debt.

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

There was no stock-based compensation expense to non-employees for the three months ended September 30, 2017, and 2016.

For the three months ended September 30, 2017 and 2016, the Company recognized stock based compensation expenses from stock granted to employees of $23,750 and $0, respectively.

There was no stock-based compensation expense to non-employees for the nine months ended September 30, 2017, and 2016.

For the nine months ended September 30, 2017, the Company recognized stock-based compensation expenses of $8,500 from stock options and $30,600 from stock granted to employees. The options were valued using the BOPM and included in the labor operating expenses in the consolidated statements of operations.

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

The Company recognized a foreign currency gain (loss) on transactions from operations of $(11,438) for the three months ended September 30, 2017 and $(595) for the three months ended September 30, 2016.

The Company recognized other comprehensive income (loss) of $(12,495) for the three months ended September 30, 2017 and $28,738 for the three months ended September 30, 2016.

The Company recognized a foreign currency gain (loss) on transactions from operations of $(74,140) for the nine months ended September 30, 2017 and $(39,846) for the nine months ended September 30, 2016.

The Company recognized other comprehensive income (loss) of $42,317 for the nine months ended September 30, 2017 and $96,917 for the nine months ended September 30, 2016.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At September 30, 2017 and December 31, 2016, the major class of property and equipment were as follows:

	September 30, 2017	December 31, 2016	Estimated useful lives
Computer/Office Equipment	$529,851	$474,887	3-7 years
Medical Equipment	2,301,351	2,329,872	3-7 years
Leasehold Improvements	870,980	857,770	5-39 years
Less: Accumulated Depreciation	(1,900,916)	(1,562,471)
Net Book Value	$1,801,266	$2,100,058

Depreciation expense was $144,604 and $140,550 for the three months ended September 30, 2017 and 2016, respectively.

Depreciation expense was $440,469 and $418,298 for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ending September 30, 2017 the Company has made purchases of $201,463 in equipment, $12,639 in leasehold improvements, and $26,205 in computer/office equipment.

For the nine months ending September 30, 2017 the Company has written off a total of $206,420 in equipment.

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

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of September 30, 2017:

Year	Total
2017	$101,979
2018	435,062
2019	430,599
2020	355,177
2021	217,263
Thereafter	-
$1,540,080

Note 5. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR*	September 30, 2017 Balance	December 31, 2016 Balance
SMI X-Ray Machine	$1,495	15-Aug-19	6.32%	$32,312	$43,930
SMI PACS/RIS System	3,115	1-Nov-19	5.69	76,028	100,240
SMI Copier	135	1-Aug-18	27.63	1,299	2,144
SMI Ascentrium	2,450	18-Nov-18	21.48	28,830	44,776
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	82,368	107,170
PIV,PIN,PIC Computers	813	1-Nov-17	10.52	1,612	8,509
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.90	6,680	9,856
CTS Computers	554	2-Feb-18	2.25	2,915	7,649
PIN CT Lease	2,332	1-Aug-19	0%	53,635
Total	$14,411			$285,679	$324,274

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of September 30, 2017, are as follow:

Minimum Lease Payments	Total
2017	$42,517
2018	153,079
2019	102,857
2020	3,094

Total minimum lease payments	301,547
Less amount representing interest	15,868

Present value of minimum lease payments	285,679
Less current portion of minimum lease payments	148,675

Long-term capital lease obligations at September 30, 2017	$137,004

Note 6. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date		APR[1]	Payment Amount	Payments Frequency	September 30, 2017 Face Value Balance	December 31, 2016 Face Value Balance
16-Feb-16	23-Feb-17	[2]	12.00%	$1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17	[2]	25.00	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17	[2]	12.00	700	Monthly	70,000	70,000
1-Jul-16	1-Aug-17	[2]	20.00	20,000	Monthly	280,000	400,000
3-Oct-16	27-Dec-17		42.09	2,255	Weekly	-	117,261
18-May-17	1-Jul-19	[3]	20.00	15,000	Monthly*	165,000	-
28-Jul-17	26-Jul-18		39.00	1,419	Daily	233,151	-
7-Aug-17	16-Oct-18		33.00	213	Daily	55,754	-
8-Sep-17	30-Mar-18		19.00%	3,667	Weekly	92,415	-
Total Face Value						1,436,320	1,187,261
Unamortized Discount						(201,624)	(143,419)
Total						$1,234,696	$1,043,842

1 Imputed Annual Percentage Rate (“APR”)

2 Principal Overdue

3 Scheduled monthly payments of $15,000 for promissory note issued on May 18, 2017 will begin September 1, 2018.

Following are maturities of the long –term debt as of September 30, 2017:

Principal Payments
2017	$860,244
2018	471,076
2019	105,000
Total	$1,436,320

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

On May 12, 2017 $60,237 of the notes that were issued on December 5, 2012 was sold to a third-party investor. As part of the sale, the Company has agreed to reduce the conversion price from $0.10 per share to $0.025 per share. Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options.  The Company record a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. As part of the sale, the Company has recorded $60,237 in additional paid in capital against a reduction to the carrying amount of the convertible note. The reduction is to be amortized to the maturity date of July 1, 2018. As of September 30, 2017, $60,000 of the principal balance was converted into 4,140,000 shares of common stock.

On March 31, 2016, the holders of $50,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension, the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share, and recorded a total discount of $139 to be amortized over the 18-month extension period. . The notes principal balance was due September 1, 2017 and it is currently overdue.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of September 30, 2017, principal balance of the note was $125,000.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $282,470.  Amortization of the discount for the nine months ended September 30, 2017 and 2016 was $5,193 and $4,952, respectively.

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

In accordance with ASC 470, if the warrants issued on extension of series B notes are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument. The warrants were valued at $0.00583 per issued share, and recorded a total discount of $10,672 to be amortized over to 18 month extension period. Amortization of the discount for the nine months ended September 30, 2017 and 2016 was $3,545 and $0, respectively.

On July 7, 2017 the Company issued a $153,000 convertible note to a non-affiliate. The note pays interest at a rate of 12% per annum, payable at maturity. The note holder has the right at any time following the initial 180 days of note issuance, to convert all or any part of the outstanding and unpaid principal amount of this note to shares of common stock. The conversion price shall equal the variable conversion price of 65% multiplied by the market price. The market price shall mean the average of the lowest three (3) VWAP’s for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “VWAP” shall mean the daily dollar volume-weighted average sale price for the common stock on the principal market on any particular trading day. Conversion is subject to limitation of 4.99% beneficial ownership of the outstanding shares of common stock. The note maturity is January 5, 2019. Prepayment on the note within one hundred twenty-one (121) day from the issue date and ending one hundred eighty (180) days following the issue day is subject to 120% Prepayment amount, as such $30,600 has been recorded and added to the note carrying value as of September 30, 2017, the note is presented with the total amount of $183,600.

A detailed summary of the convertible notes is as follows:

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	September 30, 2017 Face Value Balance	December 31, 2016 Face Value Balance
3-Dec-12	1-Jul-17	12.00%	$0.10	$250	$25,000	$25,000
27-Mar-13	1-Jul-17	12.00	0.10	750	75,000	75,000
3-Dec-12	1-Jul-17	12.00	0.10	250	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	340	34,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.00	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.00	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.00	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.00	0.010	-	237	75,000
3-Dec-12	31-Mar-16	12.00	0.10	-	-	-
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.00	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.00	0.10	250	25,000	25,000
22-May-14	31-May-17	12.00	0.15	500	50,000	50,000
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
22-May-14	31-May-17	12.00	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.00	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.00	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.00	0.15	500	50,000	50,000
17-Feb-15	17-Feb-18	12.00	0.15	200	20,000	20,000
26-Mar-14	28-Feb-18	12.00	0.15	6,251	125,082	145,000
7-Jul-17	5-Jan-19	12.00	Variable	-	183,600	-
Total Face Value					$2,447,919	$2,375,000
Unamortized Discount					(327)	(8,937)
Total					$2,447,592	$2,366,063

Following are maturities of the long –term debt as of September 30, 2017:

Principal Payments
2017	$2,139,000
2018	100,319
2019	208,600
Total	$2,447,919

Note 8. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the nine months ended September 30, 2017 and 2016, the Company has recorded discount amortization expense of $319,025 and $232,175, respectively. The balance as shown on the consolidated balance sheet as of September 30, 2017, was $2,326,448, net of $4,983,828 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2016, was $2,007,424, net of $5,302,853 in unamortized discount. As of September 30, 2017, the Company paid a total of $689,723 in royalty payments. Additionally, the Company has accrued $609,986 in unpaid royalty fees from August 2016 to September 2017.

Note 9. Related Party Transactions

During January 2015, the Company entered into an agreement with a Company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019.The options have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683. Fees incurred to the related party consultant for the nine months ended September 30, 2017 and 2016 were $90,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

Note 10. Common Stock Transactions

On August 24, 2017, 250,000 shares were issued for services valued at $23,750 based upon the closing price of the Company’s common stock at the grant date.

On August 24, 2017, 1,600,000 shares of common stock were issued in exchange for $16,000 of a convertible note.

On August 16, 2017, 1,500,000 shares of common stock were issued in exchange for $15,000 of a convertible note.

On July 6, 2017, 1,400,000 shares of common stock were issued in exchange for $14,000 of a convertible note.

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

Note. 12. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $714,301, and $1,573,590 for the three and nine months ended September 30, 2017, respectively, as well as a working capital deficit of $6,237,521 at September 30, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2017, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operations

CTS

In the third quarter demand and volume for CTS was strong with the new contract that started and increase in some of the existing client hospitals.   Hospitals are showing a need for greater overnight CT work to meet changing demands.

SMI

The third quarter continued a strong trend of consistency in patient visits.  Revenue was down slightly, however our main MRI machine was down for four days which may have led to the decrease.  Attention to ensuring community support, building relationships with referring offices and providing the best in patient care continues to be the clinics focus.

PIV, PIN, PIC, (Florida)

The third quarter saw a decline in year over year scan volume and revenue in Florida. The clinics felt the effects of hurricane Irma.  Operations were shut down for 7 business days and additionally the local communities were left without power for up to 2.5 weeks.  People were dealing with cleanup efforts and some of the referring offices were closed for two weeks.  In total, we estimate that we had three weeks of full or partial impact of lost business due to the hurricane.

In PIN our CT machine was in need of a repair and a decision was made to upgrade the machine and replace it entirely. This caused us to shut down the CT business for over half of the quarter.  The machine was installed in August and CT scanning was resumed in the later part of the month.  The machine is now working well and CT scanning continues on a daily basis.

Overall Operating Results:

For the three months ended September 30, 2017, revenues from teleradiology services was $743,331 compared to $571,634 for the three months ended September 30, 2016, an increase of 30% or $171,697. The increase in revenue from teleradiology services is owing to increase in readings from existing hospital clients as well as a new client hospital that started services in July 2017.

For the three months ended September 30, 2017, revenues from medical scans services was $1,057,527 compared to $1,247,405 for the three months September 30, 2016, a decrease of $189,878 or 15%; Although CT, US and Xray scan volumes increased, a slight decrease in MRI scan volume has contributed to the decrease in revenue; In addition, due to contractual rates decrease, net revenues has decreased for the three months ended September 30, 2017 in compare to 2016.  2016 was the first year the Company controlled most of the billings at its three Florida locations under new contracts from insurance payors and Medicare. In prior years, the billing and collections had been performed by the previous owner of the centers at their contracted rates. At the end of the 2016 a review of the Florida centers was undertaken to reconcile the net collections of the centers versus the estimated reimbursement of claims filed with insurers. From this review, it was determined that an adjustment to revenue estimates of approximately $311,000 was necessary.  Revenues presented for the year ended December 31, 2016 consolidated financial statements reflect this adjustment.  Going forward the Company will now rely on its own billing and collections history in order to determine its quarterly and annual expected revenues from its Florida operations.

For the three months ended September 30, 2017, cost of sales incurred relating to teleradiology services was $605,174 as compared to $468,315 for the three months September 30, 2016, an increase of 29% or $136,859. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the three months ended September 30, 2017 cost of sales from medical scans services was $506,423, compared to $510,231 for the three months September 30, 2016; a decrease of $3,808 or 1%. The slight increase is due to a decrease in costs directly related to revenue billing activities.

Operating expenses for the three months ended September 30, 2017 and 2016 totalled $977,237 and $890,630, respectively, an increase of $86,607 or 10%, owing to the following:

During the three months ended September 30, 2017, we incurred $343,261 in labor expenses as compared to $303,149 for the three months ended September 30, 2016; including $23,750, and $9,000 in employee compensation pertaining to 250,000, and 100,000 common stock shares issued, respectively.

During the three months ended September 30, 2017, we incurred $197,204 in general and administrative costs as compared to $176,564 for the three months ended September 30, 2016.  The increase in general and administrative costs is due to additional repairs costs on equipment incurred in 2017.

During the three months ended September 30, 2017, we incurred $144,604 in depreciation expense, as compared to $140,550 for the three months ended September 30, 2016. The increase in depreciation expense is due to additional equipment purchased after September 30, 2016.

During the three months ended September 30, 2017, we incurred $56,181 in legal and professional fees compared to $54,797.  In the three months ended September 30, 2016.

During the three months ended September 30, 2017 we incurred $13,764 in bad debt expense compared to $1,219 for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred $5,389 in management fees as compared to $5,100 for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred $38,652 in advertising and promotion, as compared to $37,791 for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred $146,848 for rent, and $23,195 for insurance, as compared to $134,715 in rent and $22,284 in insurance for the three months ended September 30, 2016. The increase in rent is due to yearly lease increases from existing lease agreements.

For the three months ended September 30, 2017, net loss was $701,806 as compared to a net loss of $287,920 for the three months ended September 30, 2016, the increase in net loss is primarily due to $18,181 decrease in revenue, increase in cost of sales of $133,051 primarily relating to $171,697 increase in teleradiology revenue , $86,607 increase in operating expenses, and increase in other expenses of $176,047 primarily from write-off of fixed assets and an increase in debt discount amortization.

For the nine months ended September 30, 2017, revenues from teleradiology services was $1,956,885 compared to $1,685,278 for the nine months ended September 30, 2016, an increase of 16% or $271,607. The increase in revenue from teleradiology services is owing to increase in readings from existing hospital clients and a new client hospital that started services in July 2017.

For the nine months ended September 30, 2017, revenues from medical scans services was $3,439,272 compared to $3,966,284 for the nine months September 30, 2016, a decrease of $527,012 or 13%; Although CT, US and Xray scan volumes increased, a decrease in MRI scan volume has contributed to the decrease in revenue; In addition, due to contractual rates decrease (as mentioned in the above discussion of three months ending), net revenues has decreased for the nine months ended September 30, 2017 in compare to 2016.

For the nine months ended September 30, 2017, cost of sales incurred relating to teleradiology services was $1,600,762 as compared to $1,383,967 for the nine months September 30, 2016, an increase of 16% or $216,795. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the nine months ended September 30, 2017 cost of sales from medical scans services was $1,525,151, compared to $1,480,695 for the nine months September 30, 2016; an increase of $44,456 or 3%. The slight increase is due to an increase in directly related revenue billing activities.

Operating expenses for the nine months ended September 30, 2017 and 2016 totalled $2,844,034 and $2,781,130, respectively, a increase of $62,904 or 2%, owing to the following:

During the nine months ended September 30, 2017, we incurred $971,724 in labor expenses as compared to $951,321 for the nine months ended September 30, 2016; including $62,850, and $9,000 in employee compensation pertaining to 1,000,000 stock options issued and 280,600, and 100,000 common stock shares issued, respectively.

During the nine months ended September 30, 2017, we incurred $440,469 in depreciation expense, as compared to $418,298 for the nine months ended September 30, 2016. The increase in depreciation expense is due to additional equipment purchased after September 30, 2016.

During the nine months ended September 30, 2017, we incurred $161,248 in legal and professional fees compared to $227,267.  In the nine months ended September 30, 2016 the Company incurred approximately $50,000 in legal and financing fees associated with debt issued during the period.

During the nine months ended September 30, 2017 we incurred $98,831 in bad debt expense compared to $1,219 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we incurred $13,851 in management fees as compared to $15,300 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we incurred $89,083 in advertising and promotion, as compared to $65,683 for the nine months ended September 30, 2016. The increase was due to increase in marketing efforts with referring doctors for increase in revenues.

During the nine months ended September 30, 2017, we incurred $430,792 for rent, and $69,877 for insurance, as compared to $413,650 in rent and $67,729 in insurance for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, net loss was $1,615,907 as compared to a net loss of $706,965 for the nine months ended September 30, 2016, the increase in net loss is primarily due to $255,405 decrease in revenue, $62,904 increase in operating expenses, and increase in other expenses of $329,382.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes. In 2016, it raised $1,133,625 from the issuance of promissory notes. For the nine months ended September 30, 2017, it raised $457,225 from the issuance of promissory notes, and $153,000 from convertible note.

The Company’s operations have produced $1,800,858 and $5,396,157 of revenues for the three and nine months ended September 30, 2017, respectively, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of September 30, 2017, our assets totaled $4,944,883 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of September 30, 2017, our total liabilities consisted of accounts payable and accrued liabilities of $2,938,350, capital lease obligations of $285,679, promissory notes of $1,234,696(net of discount), Royalty financing of $2,326,448 (net of discount), and non-related party convertible notes of $2,447,592 (net of discount). As of September 30, 2017, we had an accumulated deficit of $6,726,899 and a working capital deficit of $6,237,521.

Promissory Notes:

As of September 30, 2017, the Company had promissory notes due to non–related parties for a total amount of $1,234,696.

On September 8, 2017, the Company received $75,000 from a promissory note to Power Up Lending Group LTD from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for twenty-eight (28) weekly payments of $3,667 towards the principal and interest starting September22, 2017.

On August 7, 2017, the Company received $48,000 from a promissory note to RFS Business Funding LLC from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for three hundred and one (301) daily payments of $213 towards the principal and interest starting August 8, 2017.

On July 28, 2017, the Company received $234,225 from a promissory note to Thinking Capital Corporation from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for two hundred and forty-nine (249) daily payments of $1,137 towards the principal and interest starting July 31, 2017.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note principal balance was due on March 22, 2017 and it is currently overdue until maturity date is extended. The Balance of the note at September 30, 2017 is $70,000.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at September 30, 2017 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note principal balance was due on February 23, 2017 and it is currently overdue until maturity date is extended. The balance of the note at September 30, 2017 is $100,000.

Convertible Notes:

As of September 30, 2017, the Company had convertible notes due to non–related parties for a total amount of $2,416,991.

On July 7, 2017 the Company issued a $153,000 convertible note to a non-affiliate. The note pays interest at a rate of 12% per annum, payable at maturity. The note holder has the right from time to time, and at any time following the initial 180 days of note issuance, to convert all or any part of the outstanding and unpaid principal amount of this note to shares of common stock. The conversion price shall equal the variable conversion price of 65% multiplied by the market price. The market price shall mean the average of the lowest three (3) VWAP’s for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “VWAP” shall mean the daily dollar volume-weighted average sale price for the common stock on the principal market on any particular trading day. Conversion is subject to limitation of 4.99% beneficial ownership of the outstanding shares of common stock. The note maturity is January 5, 2019.

On May 12, 2017 $60,237 of the notes that were issued on December 5, 2012 was sold to a third-party investor. As part of the sale, the Company has agreed to reduce the conversion price from $0.10 per share to $0.025 per share. As of September 30, 2017, $60,000 of the principal balance was converted into 4,140,000 shares of common stock.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of September 30, 2017, principal balance of the note was $125,000.

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

The Company is exploring capital raising options in the near term which may include the issuance of additional debt and the sale of equity or equity based securities.  The Company has no agreements or arrangements for additional capital at this time.  There can be no assurance that it will be able to raise additional capital, or if funds are offered, that they will on terms acceptable to the Company. A substantial amount of the assets of the Company, held through its subsidiaries, are pledged to secure certain debt; therefore, the ability of the Company to issue secured debt may be limited or require waivers or modifications to the current outstanding debt, which the current lenders do not have to provide.

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

PART II

ITEM 1. Legal Proceedings

On August 15, 2017, the Company filed a lawsuit in the United States District Court for the Middle District of Florida, Case No. 8:17-cv-1933-CEH-TGW, against Partners Imaging Holdings LLC, asserting claims for breach of contract and seeking an accounting in connection with billing services performed on behalf of the Company.  Partners moved to dismiss the Complaint, and the motion has been fully briefed and is awaiting decision.  Discovery is not stayed pending a determination of the motion.

On September 26, 2017, the Company filed a lawsuit in the Supreme Court of the State of New York, County of New York, Index No. 656046/2017, against Partners Imaging Holdings LLC, claiming that the defendant violated the representations and warranties of the original Purchase Agreement regarding the membership interests of Partners Imaging of Venice, LLC, Partners Imaging of Port Charlotte, LLC and Partners Imaging of Naples, LLC.  On November 2, 2017, the Defendant removed the case to the United States District Court for the Southern District of New York, Case No. 1:17-cv-08495.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 250,000 shares in August 2017, at a per share price of $0.095 for services.

The Company issued 3,100,000 shares in August 2017, at a per share price of $0.01 for note conversion.

The Company issued 1,400,000 shares in July 2017, at a per share price of $0.01 for note conversion.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	November 14, 2017

MEDICAL IMAGING CORP.

By:	/s/ Richard Jagodnik
Richard Jagodnik
Chief Financial Officer (Principal Financial Officer)

Date:	November 14, 2017