Form 10-K
period 2017-12-31
MEDICAL IMAGING CORP.
filed 2018-05-18
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes ☐    No ☒

Aggregate market value of the 25,506,908 outstanding shares of common stock held by non-affiliates of the Registrant as of May 7, 2018 was approximately $331,589, based on the closing sales price of the registrant’s common stock on that date.

There were 38,996,608 shares of common stock outstanding as of May 7, 2018.

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

Initially, the image transfer process was tedious and time consuming, coupled with no assurance of image clarity and quality.  That has all changed with the rapid evolution of imaging processing and transmission tools and technologies.  Today, Teleradiology has emerged as a viable and a cost effective alternative for many hospitals and clinics worldwide needing better coverage for imaging reading and interpretations.

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

About Ultrasound

An ultrasound is a procedure in which high-energy sound waves are bounced off internal tissues or organs and make echoes. The echo patterns are shown on the screen of an ultrasound machine, forming a picture of body tissues called a sonogram. Ultrasounds sound uses include Obstetrics, Nuchal, Pelvic, Abdomen, GU.Tract, Bladder, Transvaginal and Kidney to name a few.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required buy this Item.

ITEM 2. PROPERTIES

The Company leases office space as follows:

Location	Subsidiary	Square feet	Monthly cost
Toronto, Canada	CTS	2,953	$5,050
Pottsville, Pennsylvania	SMI	4,624	$11,908
Venice, Florida	PIV	5,400	$13,170
Naples, Florida	PIN	4,574	$9,543
Port Charlotte, Florida	PIC	2,500	$5,512

We believe that these facilities are adequate to meet our current and reasonably foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

N/A

ITEM 4. MINE SAFETY AND DISCLOSURE

N/A

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the OTC Markets QB (“OTC”) under the stock symbol MEDD. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2017 and 2016 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2017		2016
QUARTER ENDED	HIGH	LOW	HIGH	LOW
December 31	$0.08	$0.02	$0.09	$0.03
September 30	$0.17	$0.07	$0.10	$0.05
June 30	$0.27	$0.04	$0.19	$0.01
March 31	$0.08	$0.03	$0.45	$0.02

Holders

As of May 7, 2018, we had 89 shareholders of record of our common stock, and the closing sales price on that date for our common stock was $0.013 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because many shares of our common stock is held through brokerage firms in “street names.”

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

CTS

In 2017, CTS added a new client hospital.  Read volume for the year was very strong from all hospitals as Teleradiology is used more often to meet hospitals growing demand for more efficient emergency room care.

Over the course of 2018 a strong emphasis will be made to add additional hospital clients.

SMI

2017 provided continued strong patient scan volume for all modalities.  CT saw an increase of over 10% as we were seeing the results of marketing efforts.   Overall referral sources continued to increase as we established new relationships with medical specialists outside our county.

PIV, PIN, PIC, (Florida)

In 2017 resources were increased to expand marketing efforts in all three cities our centers are located.  Additionally, Ultrasound was added in Naples at the request of some of our referring offices.

The year was mixed with some positives in certain months of strong patient scan volume, but the year proved to be challenging.   Competition was very strong as two new magnets came online.  Additionally, the month of September was mostly lost to do hurricane Irma.

Marketing efforts will continue in 2018.

Overall Operating Results:

For the year ended December 31, 2017, revenues from teleradiology services was $2,728,845 compared to $2,269,708 for the year ended December 31, 2016, an increase of 20% or $459,137. The increase in revenue from teleradiology services is primarily related to the addition of a new client hospital. There was a small exchange rate decrease in revenue as the rate used to convert CTS revenues carried in Canadian dollars for the year ended December 31, 2017 and 2016 were $0.7708 and $0. 7575, respectively. The difference in exchange rates contributed to a 2% decrease, therefore, actual increase in revenues carried in Canadian dollars was approximately 22%. The increase is owing to increase in reading volume across CTS hospital clients, as a result of CTS client hospitals assigning more readings to CTS.

For the year ended December 31, 2017, revenues from medical scans services was $4,495,381 compared to $4,909,377 for the year ended December 31, 2016, a decrease of $413,996 or 8.4% the decrease in revenues was primarily related to a reduction in the volume of patients at our Florida centers.

For the year ended December 31, 2017, cost of sales incurred relating to teleradiology services was $2,226,826 as compared to $1,863,452 for the year ended December 31, 2016, an increase of 20% or $363,374. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services remained constant at 82%.

For the year ended December 31, 2017 cost of sales from medical scans services was $2,040,443 compared to $1,983,235 for the year ended December 31, 2016; an increase of $57,208 or 3%. The increase is primarily related to inflationary pressures from suppliers and wages.

Operating expenses for the years ended December 31, 2017 and 2016 totalled $3,776,436 and $3,816,214, respectively, a decrease of $39,778 or 1%, due to the following:

During the year ended December 31, 2017, we incurred $703,782 in general and administrative costs as compared to $752,725 for the year ended December 31, 2016.  The decrease in general and administrative costs is due to cost reduction strategies and decreased patient volume.

During the year ended December 31, 2017, we incurred $580,151 in depreciation expense, as compared to $561,077 for the year ended December 31, 2016. The increase in depreciation expense is due to additional equipment purchased in 2017.

During the year ended December 31, 2017, we incurred $207,297 in legal and professional fees compared to $280,353 in 2016,

During the year ended December 31, 2017 we incurred $121,153 in bad debt expense compared to $146,047 for the year ended December 31, 2016.

During the year ended December 31, 2017, we incurred $128,949 in advertising and promotion, as compared to $82,946 for the year ended December 31, 2016. The increase was mainly due to increase in marketing efforts with referring doctors for increase in revenues.

During the year ended December 31, 2017, we incurred $586,617 for rent as compared to $550,241 for rent for the year ended December 31, 2016. The increase in rents was owing to general rate increases on our leases.

For the year ended December 31, 2017, net loss was $3,023,024 as compared to a net loss of $1,330,888 for the year ended December 31, 2016, the increase in net loss is primarily due to a $420,583 increase in Cost of Sales, a $555,000 impairment charge to Goodwill.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes. In 2016, it raised $1,133,625 from the issuance of promissory notes. In 2017 the Company raised $150,000 from the sale of convertible notes.

The Company’s operations have produced $7,224,226 of revenues for the year ended December 31, 2017, which have been used to fund its operating expenses and to reduce its liabilities.

Based on the debt payment obligations of the Company that are due within the next 12 months, there is doubt about its ability to continue as a going concern, and the Company’s continued operations therefore are dependent upon either increasing revenues or adequate additional financing being raised, or both, to enable it to continue its operations as currently conducted. As a result of this and other factors, the report of our independent auditors, dated May 10, 2018, on our consolidated financial statements for the period ended December 31, 2017 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern.  Alternatively, the Company could adjust some of its operational requirements or modify some of its debt obligations; however, these changes may not necessarily provide sufficient funds to continue as a going concern in the event that the Company is unable to continue as a going concern, it may be forced to realize upon its assets or even elect or be required to seek protection from its creditors as provided by law or be subject to claims by creditors or a general creditor action. To date, management has not considered these alternatives as a likely outcome, since it has continuing revenues from operations and is considering capital raising actions.

As of December 31, 2017, our assets totaled $4,191,627 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of December 31, 2017, our total liabilities consisted of accounts payable and accrued liabilities of $3,258,413, capital lease obligations of $247,236, promissory notes of $1,169,523, Royalty financing of $2,432,783 (net of discount), and non-related party convertible notes of $2,409,131(net of discount). As of December 31, 2017, we had an accumulated deficit of $8,134,016 and a working capital deficit of $6,994,401.

Promissory Notes:

As of December 31, 2017, the Company had promissory notes due to non–related parties for a total amount of $1,169,523.

On July 28, 2017, the Company’s CTS subsidiary received $291,500 in Canadian funds from the sale of a promissory note to Think Capital. The note calls for daily payment each business day for 248 payments of $1,419 in Canadian funds. On December 6, 2017 the Company’s CTS subsidiary received an additional $93,674 in Canadian funds from a top up transaction for the note which resulted in a payment extension.

On July 26, 2017, the Company’s Partners Imaging Center of Naples, LLC subsidiary received $48,000 in exchange for 300 daily payments of $212.80.

On May 17, 2017, the Company received $100,000 from forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for eleven monthly payments of $15,000 towards the principal balance and interest starting September 1, 2018

On October 3, 2016, the Company received $113,625 from a promissory note to On Deck Capital Inc from a forward sale of receivables. In accordance with ASC 860, Transfers and Servicing, (“ASC 860”) the sale of future accounts receivable as per the agreements does not represent a sale of accounts receivable for accounting purposes and as such, the transaction will be presented in the consolidated financial statements as a promissory note. The forward sale of receivable does not carry a security interest and the only recourse is against accounts receivable. The forward sale of receivables calls for sixty-five weekly payments of $2,976.92 towards the principal and interest starting October 5, 2016.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. The Balance of the note at December 31, 2017 is $70,000, net of $0 in unamortized discount.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at December 31, 2017 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23,2017 but may be converted into a future financing of notes sold by the Company.

Convertible Notes:

As of December 31, 2017, the Company had convertible notes due to non–related parties for a total amount of $2,409,131.

On July 5, 2017 the Company issued, through a private placement to an accredited investor, convertible promissory Note in the principal amount of $153,000. The note bears interest at 12% and is convertible at a 35% discount to market price of the Company’s stock into common shares.

On February 17, 2015, the Company issued, through a private placement to an accredited investor, an additional Series C Note in the principal amount of $20,000 and has issued 20,000 shares of common stock of the Company accordingly.

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

On May 22, 2014, the Company issued, through a private placement to accredited investors, three-year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000. The Series C Notes bear interest at a rate of 12% per annum, payable to the holder at1% per month, with the principal amount due on May 31, 2017. The Series C Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 95,000 shares. A detailed schedule of the Series C Notes is presented in Note 6 to the consolidated financial statements. On October 31, 2014, the Company sold, through a private placement to accredited investor, an additional Series C Note in the principal amount of $50,000 and has issued 50,000 shares of common stock of the company accordingly.

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

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three-year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Series B Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and convertible into common shares of the Company at $0.10 per share. $1,840,000 of the notes mature July 1, 2017, $50,000 mature September 1, 2017, $25,000 mature September 1, 2019, and $100,000 of the notes mature on May 31, 2016.  In addition, each purchaser of the Series B Notes received shares dependent on the dollar amount of Series B Notes purchased. The total number of shares of common stock issued was 5,315,000 shares. A detailed schedule of the Series B Notes is presented in Note 6 to the consolidated financial statements.  $1,840,000 of Series B Notes original maturity was extended to their current maturity of July 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from November 16, 2015 to and including July 1, 2018. $50,000 of series B Notes original maturity was extended to their current maturity of September 1, 2017 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2018. $25,000 of series B Notes original maturity was extended to their current maturity of September 1, 2019 in consideration of warrants to purchase shares in equal number of one share for every $1 of note at an exercise price of $0.07 per share, which warrants will be exercisable from March 25, 2016 to September 1, 2019.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1	Report of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of December 31, 2017 and 2016
F-3	Consolidated Statement of Comprehensive Income for the years ended December 31, 2017 and 2016
F-4	Consolidated Statements of Changes in Stockholders’ Deficit from December 31, 2015 to December 31, 2017
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medical Imaging Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Medical Imaging Corp. (the “Company”) as of December 31, 2017 and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has negative working capital at December 31, 2017, has incurred recurring losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2018

Las Vegas, Nevada

May 10, 2018

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

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

April 17, 2017

4806 West Gandy Boulevard — Tampa, Florida 33611 — 813.440.6380

Medical Imaging Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$34,956	$85,455
Accounts Receivable, net of Allowance for Doubtful Accounts of $596,866, and 475,982, respectively	945,392	1,106,712
Prepaid Expenses	52,587	43,087
Total Current Assets	1,032,935	1,235,254

Property and Equipment, net of Accumulated Depreciation of $1,985,408 and $1,562,471, respectively	1,710,917	2,100,058
Goodwill	1,422,670	1,977,670
Deposits	25,105	18,563
TOTAL ASSETS	$4,191,627	$5,331,545

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$2,308,276	$1,772,752
Accrued Liabilities	950,137	706,572
Current Portion of Capital Lease Obligations	143,501	123,738
Current Portion of Promissory Notes	287,523	931,842
Current Portion of Promissory Notes, Overdue	782,000	-
Current Portion of Royalty Financing	1,324,768	752,926
Current Portion of Convertible Notes	145,131	2,223,706
Current Portion of Convertible Notes, Overdue	2,086,000	-
Derivative Liability	-	-
Total Current Liabilities	8,027,336	6,511,536
Capital Lease Obligations, less current portion	103,735	200,536
Promissory Notes, less current portion, net of unamortized discounts of $150,360, and $120,000, respectively	100,000	112,000
Royalty Financing, less current portion, net of unamortized discounts of $4,877,494, and $5,302,853, respectively	1,108,015	1,254,498
Convertible Notes, less current portion, net of unamortized discounts of $188, and $2,634, respectively	178,000	142,357
Total Liabilities	9,517,086	8,220,927
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 33,296,481 and 25,741,481 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	33,297	25,742
Additional Paid-In Capital	2,591,206	2,057,723
Accumulated Other Comprehensive Income	184,054	138,145
Accumulated Deficit	(8,134,016)	(5,110,992)
Total Stockholders' Deficit	(5,325,459)	(2,889,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,191,627	$5,331,545

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statement of Comprehensive Income

	Year ended
	December 31	December 31
	2017	2016
Revenue:
Sales	$7,224,226	$7,179,085
Cost of sales	4,267,270	3,846,687
Gross Margin	2,956,956	3,332,398

Operating Expenses:
Labor	1,284,121	1,286,411
General and Administrative	703,782	752,725
Rent Office Space and Servers	586,617	550,241
Depreciation	580,151	561,077
Legal and professional	207,297	280,353
Advertising	128,949	82,946
Bad Debt Expense	121,153	146,047
Insurance	88,197	90,174
Travel	56,883	45,840
Management fees	19,286	20,400
Total Operating Expenses	3,776,436	3,816,214
Income (Loss) from Operations	(819,480)	(483,816)

Other Income and (Expenses):
Other Income	30,830	78,020
Gain on Insurance Proceeds	39,969	-
Foreign Currency Gains (Losses)	(73,776)	62,196
Write off - Fixed Assets	(99,432)	-
Interest & Penalties Expense	(563,176)	(491,925)
Impairment of Goodwill	(555,000)	-
Amortization of Debt Discount	(975,608)	(495,361)
Provision for income taxes	(7,351)	-
Total Other Income (Expenses)	(2,203,544)	(847,070)

Net Loss	(3,023,024)	(1,330,886)
Cumulative Translation Adjustments	45,909	(2,525)
Total Other Comprehensive Income (Loss)	45,909	(2,525)
Total Comprehensive Loss	$(2,977,115)	$(1,333,411)
Basic and Diluted Loss per Share	$(0.10)	$(0.052)

Weighted Average Shares Outstanding: Basic and Diluted	29,094,084	25,585,931

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Changes in Stockholder’s Deficit

From December 31, 2016 through December 31, 2017

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Amount	Shares	Capital	Loss	Deficit	Total
	$		$	$	$	$
Balance at December 31, 2015	25,392	25,391,481	2,034,758	140,670	(3,780,106)	(1,579,286)
						-
Shares Issued for Convertible Notes	200	200,000	8,830			9,030
Shares Issued for Services	150	150,000	13,850			14,000
Comprehensive Income (Loss)				(2,525)		(2,525)
Options Issued						-
Warrants Issued			285			285
Net Income (Loss)					(1,330,886)	(1,330,886)
Balance at December 31, 2016	25,742	25,741,481	2,057,723	138,145	(5,110,992)	(2,889,382)
						-
Shares Issued for Convertible Notes	6,540	6,540,000	471,648			478,188
Shares Issued for Services	1,015	1,015,000	53,335			54,350
Comprehensive Income (Loss)				45,909		45,909
Options Issued			8,500			8,500
Warrants Issued						-
Net Income (Loss)					(3,023,024)	(3,023,024)
Balance at December 31, 2017	33,297	33,296,481	2,591,206	184,054	(8,134,016)	(5,325,459)

The accompanying notes are an integral part of these consolidated financial statements

Medical Imaging Corp.

Consolidated Statements of Cash Flows

	Year Ended
	December 31	December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,023,023)	$(1,330,886)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	580,151	561,077
Fixed Assets - Write Off	59,463	-
Bad Debt Expense	121,153	-
Amortization of Debt Discount	975,608	495,361
Impairments of Goodwill	555,000	-
Stock-based compensation	62,850	14,000
Foreign currency transaction (Gain) Loss	(6,937)	(1,959)
Derivative Liability (Gain) Loss	-	-
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	40,167	(226,502)
Prepaid Expenses	(9,500)	(28,506)
Accounts Payable and Accrued Liabilities	779,089	686,558
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	134,021	169,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Insurance Proceeds on Equipment	63,444	-
Equipment Purchase	(195,411)	(139,041)
NET CASH FROM INVESTING ACTIVITIES	(131,967)	(139,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Promissory Notes	526,536	1,133,625
Proceeds from Convertible Debt	153,000	-
Royalty Fee Payment	-	(240,119)
Principal Payments on Promissory Notes	(556,404)	(651,158)
Principal Payments on Convertible Notes	(35,181)	(80,000)
Principal Payments on Capital Lease Obligations	(186,412)	(214,384)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(98,461)	(52,036)
Gain (Loss) due to foreign currency translation	45,909	(2,525)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,498)	(24,459)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,455	109,914
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,957	$85,455

Cash paid during the period for:
Interest	$228,172	$307,311
Income Taxes	$-	$51,187
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$120,240	$9,030
Warrants Issued for Convertible Notes	$-	$285
Acquisition Liability Assigned to Loan Payable	$-	$-
Acquisition Liability Assigned to Promissory Note	$-	$-
Equipment purchased under Capital Lease	$108,968	$64,618
Accrued Interest converted to Note	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medical Imaging Corp.

Notes to Consolidated Financial Statements

December 31, 2017

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Medical Imaging Corp., (“MIC” or the “Company”), a Nevada Corporation was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”). CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics in Canada. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”), an independent diagnostic imaging facility located in Pottsville, Pennsylvania. In 2014, the Company purchased Partners Imaging Center of Venice, LLC (“PIV”) located in Venice, Florida; Partners Imaging Center of Naples, LLC (“PIN”) located in Naples, Florida; and Partners Imaging Center of Charlotte, LLC (“PIC”) located in Port Charlotte, Florida.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2017, and 2016, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

In connection with the acquisition of the three facilities located in Venice, Port Charlotte and Naples, Florida, the Company, in October 2014, entered into professional services agreements whereby the seller of those three facilities continued to handle the billing and collection for the imaging centers (the “third party billing”).  The seller must still provide a full set of verification data to the Company with respect to its account receivable processing and collections so that the Company can determine the extent to which accounts submitted by the seller in connection with the third-party billing have been collected or denied. Final verification will only be able to be completed after the conclusion of the services performed pursuant to the third-party billing contract, and review of account balances which is expected during the 2018 fiscal year.

As of December 31, 2017, and 2016, the allowance for doubtful accounts from direct billings was $596,866 and $475,982, respectively. This includes the allowance for doubtful accounts from third party billings (Florida operations) which was $330,612 and $275,000 in 2017 and 2016 respectively.

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

For the year ended December 31, 2017 the company recognized $555,000 in impairment of goodwill due to the write down of its Florida centers. The centers have been operating at a negative cash flow and negative income since acquisition and the company has determined that based on this no carrying amount for Goodwill is appropriate, as such the entire amount of Goodwill for the 3 Florida centers has been expensed.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the year ended December 31, 2017, CTS held seven contracts; four contracts that are renewable on a year-to-year basis and one contract that renewed in 2016 and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

There was no stock-based compensation expense to non-employees for the year ended December 31, 2017.

For the year ended December 31, 2016, the Company recognized stock granted to employees of $14,000.

For the year ended December 31, 2017, the Company recognized stock granted to employees of $54,350

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

Fair Value Measurements

The Company follows ASC 820 for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are described below:

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

The Company recognized a foreign currency loss on transactions from operations of $(73,776) for the year ended December 31, 2017 and a gain of $62,196 for the year ended December 31, 2016.

The Company recognized other comprehensive income of $45,909 for the year ended December 31, 2017 and a loss of $(2,525) for the year ended December 31, 2016.

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

Note 2. Property and Equipment

Property and equipment are stated at cost.  Assets under capital lease obligations are recorded at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At December 31, 2017 and 2016, the major class of property and equipment were as follows:

	December 31,	December 31,	Estimated useful
	2017	2016	lives
Computer/Office Equipment	$129,535	$72,437	3-7 years
Medical Equipment	2,067,313	2,201,622	3-7 years
Leasehold Improvements	870,980	857,770	5-39 years
Computer/Office Equipment under capital lease	404,085	402,450	3-5 years
Medical Equipment under capital lease	224,412	128,250	5 years
Less: Accumulated Depreciation	(1,985,408)	(1,562,471)
Net Book Value	$1,710,917	$2,100,058

Depreciation expense was $580,151 and $561,077 for the year ended December 31, 2017 and 2016, respectively.

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

SMI has a lease for use of x-ray equipment and space in Pottsville, Pennsylvania. The lease is month to month. Monthly lease payments are $3,000.

PIV has a lease for office space in Venice, Florida. The lease will expire September 30, 2021. Monthly rental amounts are $13,170 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected future minimum lease commitments as of December 31, 2017:

Year	Total
2018	435,062
2019	430,599
2020	355,177
2021	217,263
2022	-
Thereafter	-
$1,540,080

Note 4. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR	*	December 31, 2017 Balance	December 31, 2016 Balance

SMI X-Ray Machine	1,495	15-Aug-19	6.32		28,315	43,930
PIV,PIN,PIC Computers	813	1-Nov-17	10.52		-	8,509
SMI PACS/RIS System	3,115	1-Nov-19	5.69		67,725	100,240
SMI Copier	135	1-Aug-18	27.63		976	2,144
SMI Ascentrium	2,450	18-Nov-18	21.48		22,924	44,776
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22		73,924	107,170
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.90		5,567	9,856
PIN CT Machine	2,332	1-Sep-19	N/A		46,640	-
CTS Computers	554	2-Feb-18	2.25%		1,162	7,649
Total	$14,411				$247,233	$324,274

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of December 31, 2017 are as follow:

Minimum Lease Payments	Total
2018	153,357
2019	102,857
2020	3,094

Total minimum lease payments	259,026
Less amount representing interest	11,790

Present value of minimum lease payments	247,236
Less current portion of minimum lease payments	143,501

Long-term capital lease obligations at December 31, 2017	$103,735

Note 5. Promissory Notes

A detailed summary of the promissory notes are as follows:

Issuance Date	Maturity Date	APR	Payment Amount	Payments Frequency	December 31, 2017 Face Value Balance	December 31, 2016 Face Value Balance

16-Feb-16	23-Feb-17	12.00%	1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17	25.00	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17	12.00	700	Monthly	70,000	70,000
1-Jul-16	1-Aug-17	20.00	20,000	Monthly	160,000	400,000
18-May-17	1-Jul-19	20.00	15,000	Monthly*	165,000	-
8-Sep-17	30-Mar-18	19.00	3,667	Weekly	44,740	-
3-Oct-16	27-Dec-17	42.09	2,255	Weekly	-	117,261
28-Jul-17	26-Jul-18	39.00	1,419	Daily	237,583	-
7-Aug-17	16-Oct-18	33.00	213	Daily	42,560	-
Total Face Value					1,319,883	1,187,261
Unamortized Discount					(150,360)	(143,419)
Total					$1,169,523	$1,043,842

*Annual Percentage Rate (“APR”)

Note 6. Convertible Notes

On July 7, 2017 the Company issued a $153,000 convertible note to a non-affiliate. The note pays interest at a rate of 12% per annum, payable at maturity. The note holder has the right at any time following the initial 180 days of note issuance, to convert all or any part of the outstanding and unpaid principal amount of this note to shares of common stock. The conversion price shall equal the variable conversion price of 65% multiplied by the market price. The market price shall mean the average of the lowest three (3) VWAP’s for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “VWAP” shall mean the daily dollar volume-weighted average sale price for the common stock on the principal market on any particular trading day. Conversion is subject to limitation of 4.99% beneficial ownership of the outstanding shares of common stock. The notes maturity is January 5, 2019. Prepayment on the note within one hundred twenty-one (121) day from the issue date and ending one hundred eighty (180) days following the issue day is subject to 120% Prepayment amount.

On December 5, 2012 and March 27, 2013, the Company sold, through a private placement to accredited investors, three-year 12% convertible notes (“Series B Notes”) in the aggregate principal amount of $1,865,000, and $365,000, respectively. The Notes pay interest at a rate of 12% per annum, payable to the holder at 1% per month, and are convertible into common shares of the Company at $0.10 per share. In addition, each purchaser of the Notes received shares dependent on the dollar amount of Notes purchased. The total number of shares of common stock issued was 5,315,000 shares.

On December 1, 2015, the holders of $1,840,000 Series B Notes agreed to extend the maturity date of the debt outstanding to July 1, 2017 from its original maturity date of December 31, 2015. As part of the extension the Company issued warrants to entitle the holders to purchase up to 1,840,000 shares of common stock at an exercise price of $0.07 per share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at $0.0058 per issued share, and recorded a total discount of $10,672 to be amortized over the 18-month extension period.

On March 31, 2016, the holders of $50,000 Series B Notes agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share, and recorded a total discount of $139 to be amortized over the 18-month extension period.

On March 31, 2016, the holder of $25,000 Series B Notes agreed to extend the maturity date of the debt outstanding to September 1, 2019 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 25,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2019. The Company has valued the warrants at $0.00583 per issued share, and recorded a total discount of $146 to be amortized over the 30-month extension period.

On May 22, 2014, the Company sold, through private placement to accredited investors, three-year 12% convertible notes (“Series C Notes”) in the aggregate principal amount of $95,000. The Notes bear interest at a rate of 12% per annum, payable to the holder at 1% per month, with the principal amount due on May 31, 2017. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of $0.15 per share. In addition, each holder of Series C Notes received shares dependent on the dollar amount of Notes purchased. On August 25, 2014, October 31, 2014 and February 17, 2015, the Company sold an additional $75,000, $50,000 and $20,000, respectively of Series C Notes. The total number of shares of common stock issued was 240,000 shares.

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate. The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of December 31, 2017, principal balance of the note was $125,082.

In accordance with ASC 470, Debt with conversion and other options, (“ASC 470”) on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $36,383.  Amortization of the discount for the years ended December 31, 2017 and 2016 was $45,512 and $15,156, respectively.

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

A detailed summary of the convertible notes is as follows:

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	December 31, 2017 Face Value Balance	December 31, 2016 Face Value Balance
3-Dec-12	1-Jul-17	12.0%	$0.10	$250	$25,000	$25,000
27-Mar-13	1-Jul-17	12.0	0.10	750	75,000	75,000
3-Dec-12	1-Jul-17	12.0	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	260	26,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.0	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.0	0.010	-	237	75,000
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.0	0.10	250	25,000	25,000
22-May-14	31-May-17	12.0	0.15	500	50,000	50,000
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.0	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.0	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.0	0.15	500	50,000	50,000
17-Feb-15	17-Feb-18	12.0	0.15	200	20,000	20,000
26-Mar-14	28-Feb-18	12.0	0.15	6,450	125,082	145,000
7-Jul-17	5-Jan-19	12.0	Variable	-	153,000	-
Total Face Value					$2,409,319	$2,375,000
Unamortized Discount					(188)	(8,937)
Total					$2,409,131	$2,366,063

Following are maturities of the long –term debt as of December 31, 2017:

Principal Payments
2017 (Overdue)	$2,086,000
2018	145,319
2019	178,000
Total	$2,409,319

Note 7. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the years ended December 31, 2017 and 2016, the Company has recorded discount amortization expense of $425,341 and $315,827, respectively. The balance as shown on the consolidated balance sheet as of December 31, 2017 was $2,432,783, net of $4,877,512 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2016 was $2,007,424, net of $5,302,853 in unamortized discount. As of December 31, 2017, the Company paid a total of $689,723 in royalty payments, additionally the Company has accrued $752,942 in unpaid royalties.

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

For the year ended December 31, 2017, the Company had a cumulative net operating loss carryover of approximately $2,977,115 available for U.S federal income tax, which expire beginning in 2019. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Deferred net tax asset (34%) consists of the following at December 31, 2017:

	2017	2016
Deferred tax asset	$2,498,572	$1,515,712
Less valuation allowance	(2,498,572)	(1,515,712)
Net deferred tax asset	$-	$-

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of December 31, 2017 follows:

	2017	2016
Expected Provision (based on statutory rate)	$(1,287,977)	$(453,360)
Increase to deferred tax valuation allowance for net operating loss carry forward	1,287,977	453,360
Net provision	$-	$-

The Company has filed its tax returns through December 31,2016 and filed for a six months extension on its December 31, 2017 tax return filing.

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

Included in interest and penalties is an amount of $40,988 (2016 – $28,044) representing interest on overdue taxes.

All past six tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 9. Related Party Transactions

During January 2017, the Company entered into an agreement with a company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. Fees incurred to the related party consultant for the years ended December 31, 2017 and 2016 were $120,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

Note 10. Common Stock Transactions

On December 18, 2017, 800,000 shares were issued for the conversion of convertible promissory notes at a value of $8,000.

On August 29, 2017, 250,000 shares were issued for services valued at $23,750 based upon the closing price of the Company’s common stock at the grant date.

On August 29, 2017, 1,600,000 shares were issued for the conversion of convertible promissory notes at a value of $16,000.

On August 18, 2017, 1,500,000 shares were issued for the conversion of convertible promissory notes at a value of $15,000.

On July 7, 2017, 1,400,000 shares were issued for the conversion of convertible promissory notes at a value of $14,000.

On May 24, 2017, 1,240,000 shares were issued for the conversion of convertible promissory notes at a value of $31,000.

On February 28, 2017, 765,000 shares were issued for services valued at $30,600 based upon the closing price of the Company’s common stock at the grant date.

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

Note 11. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $2,977,115, and $1,333,411 for the years ended December 31, 2017 and 2016, as well as a working capital deficit of $6,994,401 at December 31, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2018, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 12. Subsequent Events

On April 30th, 2018, the Company ceased all patient visits at its imaging centers in Florida, Partners Imaging Center of Venice, LLC, Partners Imaging Center of Naples, LLC and Partners Imaging Center of Port Charlotte, LLC. These centers have been closed and the Company is assisting its lien holder in the selling of the equipment.

On February 22, 2018, 1,300,000 shares were shares were issued for the conversion of convertible promissory notes at a value of $13,000.

On February 12, 2018, 1,006,711 shares were shares were issued for the conversion of convertible promissory notes at a value of $15,000.

On February 8, 2018, the Company extended a $70,000 face value Promissory Note that was past due to a new maturity date of February 28, 2019, in exchange for the maturity extension, the note holder was granted an increase in the face value of the note to $80,000, and 200,000 bonus common shares valued at $2,000. Additionally, the Company agreed that the new Note will be convertible into common shares at $0.10 per share.

On February 7, 2018, 1,700,000 shares were shares were issued for the conversion of convertible promissory notes at a value of $17,000.

On January 17, 2018, 865,801 shares were shares were issued for the conversion of convertible promissory notes at a value of $20,000.

On January 10, 2018, 627,615 shares were shares were issued for the conversion of convertible promissory notes at a value of $15,000.

On January 11, 2018, the Company sold $105,300 of Accounts Receivables for $78,000, at the same time the Company purchased back $45,060 of Accounts Receivable for $33,378.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as discussed below).

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

However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the Company about this condition. Based on our overall controls and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2017.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of Medical Imaging Corp. and their age and positions. Our directors are elected at the annual meeting of shareholders or may be appointed by the board of directors to fill an existing vacancy and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the board of directors and serve at the pleasure of the board.

NAME	AGE	POSITIONS
Mitchell Geisler	47	Chief Executive Officer, President and Chairman

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2017, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2017, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2017 were complied with.

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

BOARD MEETINGS AND ANNUAL MEETING ATTENDANCE

During 2017, the Board of Directors held 8 meetings. Each meeting was attended by all of the members of the Board.

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

Executive Officers

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned by our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2017 and 2016.

Name	Year	Salary ($)		Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mitchell Geisler, Chief Executive Officer, President and Chairman	2017	141,058	(1)	-0-	30,000	-0-	-0-	171,058
	2016	122,373	(1)	-0-	-0-	-0-	-0-	122,373
Richard Jagodnik, Chief Financial Officer and Director (3)	2017	19,286	(2)	-0-	-0-	-0-	-0-	19,286
	2016	20,400	(2)	-0-	-0-	-0-	-0-	20,400

(1) Represents cash compensation for management fees earned as per compensation agreement, excluding amounts paid in stock awards.

(2) Represents cash compensation for management fees payable in Canadian dollar and has been translated to U.S dollars at the average rate of exchange for the year indicated.

(3) Mr. Jagodnik resigned his positions as an officer and director on March 23, 2018.

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

Employment Agreements, with our Executive Officers

On January 1, 2015, the Company entered into an employment agreement with its CEO, Mr. Mitchell Geisler. The agreement set forth the responsibilities of the role of the CEO, agreed compensatory plan, and termination arrangements resulting from resignation, retirement or any other termination event.  Mr. Geisler will be paid an annual salary of $168,000, on a bi-monthly basis, subject to deduction for required withholdings. Upon termination, Mr. Geisler will be entitled to receive from the Company an amount equal to his then current annual salary divided by two (2).  Mr. Geisler will be entitled to a discretionary bonus, which will be determined by the board of directors and may be paid in cash or in shares of common stock of the Company.  Mr. Geisler will be entitled to four weeks of vacation and will be eligible to participate in any other benefits that the company makes available to its employees and senior executive staff. Additionally, as part of the employment agreement, Mr. Geisler was granted to a one-time grant of four million two hundred thousand (4,200,000) options of common stock of the employer, which vested immediately, and have exercise price of $0.15 per share and an expiry date of December 31, 2019.

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

The Company did not award any stock options to any of its executive officers during 2017. Our executive officers did not exercise any options during 2017.

The following table presents the outstanding equity awards of the Company’s executive officers at December 31, 2017:

Outstanding Equity Awards at December 31, 2017

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of May 7, 2018, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each executive officer and director; and the shareholdings of all executive officers and directors as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)
Mitchell Geisler(3)	9,986,500	25.6%
Richard Jagodnik(4)	3,675,000	9.4%
Robert Landau(5)	8,329,700	21.4%
Hsu Gamma Investment, LP(6)	4,500,000	11.5%
All directors and executive officers as a group (3)	9,986,500	25.6%

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

(2)  There are 38,996,608 shares of common stock issued and outstanding as at May 7, 2018. Each person beneficially owns a percentage of our outstanding common shares which such person has the right to vote or investment power with respect to securities.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During January 2017, the Company entered into a 2-year agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. For the years ended December 31, 2017 and 2016 were $120,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

During January 2015, the Company entered into a 2-year agreement with a company that is owned and controlled by a major shareholder, to provide consulting services. Fees payable for performance of the consulting services are $10,000 per month. In addition to the monthly fees, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019; details of the options recognition are disclosed in Note 10. On December 28, 2015, 450,000 shares of common stock were issued as compensation of $20,250 owed and outstanding towards the 2015 consulting agreement. Fees paid to the related party consultant for the years ended December 31, 2016 and 2015 were $120,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate audit and quarterly fees billed by our independent registered public accounting firms for fiscal years 2017 and 2016 were $40,000 and $34,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed for fiscal years 2017 or 2016.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were not Tax fees billed for the fiscal year ended 2017 and 2016.

All Other Fees

All other fees include fees for all services except those described above. There were no other fees billed for fiscal years 2017 or 2016.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Restated Articles of Incorporation of Diagnostic Imaging International Corp.[1]
3.2	Amendment to Articles of Incorporation or Bylaws [2]
3.3	Certificate of amendment [11] (for increase of shares from 100,000,000 to 500,000,000)
10.1	CTS Acquisition Agreement (3)(4)
10.2	Royalty Agreement dated October 31, 2014, (subject to confidentiality request)[10]
10.3	SMI Acquisition Agreement[5]
10.4	Form of Series B Notes[6]
10.5	SPA of Series B Notes[7]
10.6	Form of Series C Notes[8]
10.7	SPA of Series C Notes[9]
10.8	Employment agreement for Mitchell Geisler, CEO[10]
10.9	Partners Imaging Holdings LLC acquisitions agreement[10]
10.10	Partners Imaging Holdings LLC billings agreement[10]
10.11	Partners Imaging Holdings LLC billings agreement amended[10]
10.12	Partners Imaging Holdings LLC readings agreement[10]
10.13	Options Issued January 27, 2015[11]
10.14	A/R Purchase Agreement issued to Assurance funding [11]
10.15	Form of Warrants and extensions of Series B issued December 1, 2015[11]
10.16	Consulting Agreement with Leveljump Inc.*
10.17	Think Capital Loan documents*
10.18	Power Up Merchant advance and Convertible Note*
21.1	Subsidiaries of the Registrant*
23.1	Consent of AMC Auditing
23.2	Consent of Accell Audit and Compliance, PA*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer

Date:	May 18, 2018

Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Mitchell Geisler	Chief Executive Officer (Principal Executive Officer),	May 18, 2018
Mitchell Geisler	Chief Financial Officer and Director