Form 10-Q
period 2018-03-31
MEDICAL IMAGING CORP.
filed 2018-07-23
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 38,996,608 shares of common stock outstanding as of June 27, 2018.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	31-Dec
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$61,535	$34,956
Accounts Receivable, net of Allowance for Doubtful Accounts of $628,480, and 596,866, respectively	907,946	945,392
Prepaid Expenses	19,104	52,587
Total Current Assets	988,585	1,032,935

Property and Equipment, net of Accumulated Depreciation of $2,098,945 and $1,985,408, respectively	1,608,350	1,710,917
Goodwill	1,422,670	1,422,670
Deposits	24,866	25,105
TOTAL ASSETS	$4,044,471	$4,191,627

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$35,171	$-
Accounts Payable	2,526,251	2,308,276
Accrued Liabilities	1,056,615	950,137
Current Portion of Capital Lease Obligations	136,580	143,501
Current Portion of Promissory Notes net of unamortized discounts of 90,418 and 85,360 respectively	251,721	287,523
Current Portion of Promissory Notes, Overdue	671,150	782,000
Current Portion of Royalty Financing net of unamortized discounts of 425,337 and 425,337, respectively	1,467,724	1,324,768
Current Portion of Convertible Notes net of unamortized discounts of 91,046 and 0 respectively	164,069	145,131
Current Portion of Convertible Notes, Overdue	2,101,056	2,086,000
Derivative Liability	116,803	-
Total Current Liabilities	8,527,140	8,027,336
Capital Lease Obligations, less current portion	73,767	103,735
Promissory Notes, less current portion, net of unamortized discounts of $65,000, and $65,000, respectively	100,000	100,000
Royalty Financing, less current portion, net of unamortized discounts of $4,345,841, and $4,452,157, respectively	1,071,393	1,108,015
Convertible Notes, less current portion, net of unamortized discounts of $0 and $188, respectively	25,000	178,000
Total Liabilities	9,797,300	9,517,086
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 38,996,608 and 33,296,481 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	38,997	33,297
Additional Paid-In Capital	2,762,348	2,591,206
Accumulated Other Comprehensive Income	237,028	184,054
Accumulated Deficit	(8,791,202)	(8,134,016)
Total Stockholders' Deficit	(5,752,829)	(5,325,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,044,471	$4,191,627

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31	March 31
	2018	2017
Revenue:
Sales	$2,011,508	$1,804,152
Cost of sales	1,221,605	980,697
Gross Margin	789,903	823,455

Operating Expenses:
Labor	308,841	312,298
General and Administrative	190,424	147,321
Rent Office Space and Servers	141,495	143,274
Depreciation	116,173	147,547
Legal and professional	150,477	63,103
Advertising	29,634	18,354
Bad Debt Expense	31,614	68,958
Insurance	28,498	23,070
Travel	15,140	13,097
Management fees	3,117	3,883
Total Operating Expenses	1,015,413	940,905
Income (Loss) from Operations	(225,510)	(117,450)

Other Income and (Expenses):
Amortization of Debt Discount	(220,662)	(140,160)
Interest & Penalties Expense	(186,172)	(145,256)
Derivative Liability Gains (Losses)	(25,645)	-
Foreign Currency Gains (Losses)	(408)	2,903
Provision for income taxes	(86)	-
Other Income	1,297	6,818
Total Other Income (Expenses)	(431,676)	(275,695)

Net Loss	(657,186)	(393,145)
Cumulative Translation Adjustments	52,974	2,886
Total Other Comprehensive Income (Loss)	52,974	2,886
Total Comprehensive Loss	$(604,212)	$(390,259)
Basic and Diluted Loss per Share	$(0.016)	$(0.015)

Weighted Average Shares Outstanding: Basic and Diluted	37,362,346	26,047,481

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31	March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(657,186)	$(393,145)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	116,173	147,547
Bad Debt Expense	31,614	68,958
Amortization of Debt Discount	220,662	140,160
Stock-based compensation	-	39,100
Foreign currency transaction (Gain) Loss	(5,880)	275
Derivative Liability	208,731	-
Derivative Liability (Gain) Loss	(30,086)	-
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	5,832	12,727
Prepaid Expenses	33,483	4,981
Accounts Payable and Accrued Liabilities	324,453	142,122
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	247,796	162,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Leasehold Improvements	-	-
Equipment Purchase	(13,895)	(19,464)
NET CASH FROM INVESTING ACTIVITIES	(13,895)	(19,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	35,171	-
Proceeds from Promissory Notes	-	-
Proceeds from Convertible Debt	-	-
Royalty Fee Payment	-	-
Principal Payments on Promissory Notes	(180,578)	(90,035)
Principal Payments on Convertible Notes	(78,000)	(15,000)
Principal Payments on Capital Lease Obligations	(36,889)	(30,190)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(260,296)	(135,225)
Gain (Loss) due to foreign currency translation	52,974	2,886
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,579	10,922
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,956	85,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,535	$96,377

Cash paid during the period for:
Interest	$33,368	$58,038
Income Taxes	$-	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$80,000	$-
Derivative	$-	$-
Acquisition Liability Assigned to Loan Payable	$-	$-
Acquisition Liability Assigned to Promissory Note	$-	$-
Equipment purchased under Capital Lease	$-	$-
Accrued Interest converted to Note	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2018, and December 31, 2017, cash includes cash on hand and cash in the bank.

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

As of March 31, 2018 and December 31, 2017, respectively, the allowance for doubtful accounts from direct billings was $280,275 and $266,254. The allowance for doubtful accounts from third party billings (Florida operations) was $348,205 and $330,612.

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

Stock Based Compensation

The Company follows ASC 718, Stock Compensation; a fair value calculation is performed by the Company to establish the “grant date fair value” of each award which will also be the amount recorded by the Company as stock-based compensation expense pursuant to the guidance set forth in ASC 718 to produce an estimated fair value.

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

There was no stock-based compensation expense to non-employees for the three months ended March 31, 2018 and 2017.

There was no stock-based compensation expense to employees for the three months ended March 31, 2018.

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

The fair value of the accounts receivable, accounts payable, notes payable are considered short term in nature and therefore their value is considered fair value.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the three months ended March 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$116,803	$116,803

Foreign Currency Translation

The Company’s functional currency for its wholly-owned subsidiary, CTS, is the Canadian dollar, and their financial statements have been translated into U.S. dollars. The Canadian dollar accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company recognized a foreign currency gain (loss) on transactions from operations of $(408) for the three months ended March 31, 2018 and $2,903 for the three months ended March 31, 2017.

The Company recognized other comprehensive income (loss) of $52,974 for the three months ended March 31, 2018 and $2,886 for the three months ended March 31, 2017.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Note 3. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At March 31, 2018 and December 31, 2017, the major class of property and equipment were as follows:

	March 31,	December 31,	Estimated useful
	2018	2017	lives
Computer/Office Equipment	$184,638	$129,535	3-7 years
Medical Equipment	2,067,313	2,067,313	3-7 years
Leasehold Improvements	884,874	870,980	5-39 years
Computer/Office Equipment under capital lease	346,058	404,085	3-5 years
Medical Equipment under capital lease	224,412	224,412	5 years
Less: Accumulated Depreciation	(2,098,945)	(1,985,408)
Net Book Value	$1,608,350	$1,710,917

Depreciation expense was $116,173 and $147,547 for the three months ended March 31, 2018 and 2017, respectively.

Note 4.  Operating Lease Commitments

CTS has a lease commitment for office space in Toronto, Canada of approximately $2,600 minimum rental per month, not including utilities, realty taxes, and operating costs. The lease will expire April 30, 2021.

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

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

PIC has a lease for office space in Port Charlotte, Florida. The lease will expire June 20, 2021. Monthly rental amounts are $5,512 per month.

Expected lease commitments as of March 31, 2018:

Year	Total
2018	384,597
2019	512,796
2020	398,280
2021	260,358
Thereafter	-
$1,556,031

Note 5. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR	March 31, 2018 Balance	December 31, 2017 Balance

SMI X-Ray Machine	$1,495	15-Aug-19	6.32	$24,255	$28,315
SMI PACS/RIS System	3,115	1-Nov-19	5.69	59,303	67,725
SMI Copier	135	1-Aug-18	27.63	631	976
SMI Ascentrium	2,450	18-Nov-18	21.48	16,694	22,924
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	65,392	73,925
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.9	4,428	5,568
CTS Computer	-	2-Feb-18	2.25	(0)	1,163
PIN CT Lease	2,332	1-Aug-19	0	39,644	46,640
Total	$13,044			$210,348	$247,236

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of March 31, 2018 are as follow:

Minimum Lease Payments	Total
2018	112,774
2019	102,857
2020	3,094

Total minimum lease payments	218,725
Less amount representing interest	8,378

Present value of minimum lease payments	210,347
Less current portion of minimum lease payments	136,580

Long-term capital lease obligations at March 31, 2018	$73,767

Note 6. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date	APR	Payment Amount	Payments Frequency	March 31, 2018 Face Value Balance	December 31, 2017 Face Value Balance

16-Feb-16	23-Feb-17	12.00%	1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17	25.00%	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17	12.00%	-	Monthly	-	70,000
1-Jul-16	1-Aug-17	20.00%	20,000	Monthly	104,000	160,000
18-May-17	1-Jul-19	20.00%	15,000	Monthly*	165,000	165,000
8-Sep-17	30-Mar-18	19.00%	3,667	Weekly	-	44,741
11-Jan-18	27-Jul-18	18.00%	3,788	Weekly	67,422	-
28-Jul-17	26-Jul-18	39.00%	1,419	Daily	-	237,584
20-Mar-18	28-Jan-19	39.00%	1,145	Daily	212,288	-
7-Aug-17	16-Oct-18	33.00%	213	Daily	29,579	42,560
Total Face Value					1,178,289	1,319,885
Unamortized Discount					(155,418)	(150,360)
Total					$1,022,871	$1,169,525

* Scheduled monthly payments of $15,000 for promissory note issued on May 18, 2017 will begin September 1, 2018.

**Annual Percentage Rate (“APR”)

Note 7. Convertible Notes

On February 28, 2018, the Company renegotiated a promissory note previously issued on March 22, 2016 into a note that is convertible at $0.10 per share with a maturity date of February28, 2019 and a new balance of $80,000. The Balance of the note at March 31, 2018 is $66,987, net of $12,013 in unamortized discount. The note was originally $70,000 and sold on March 22, 2016 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 200,000 shares of common stock of the Company.

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

On December 1, 2015, the holders of $1,840,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to July 1, 2017 from its original maturity date of December 31, 2015. As part of the extension the Company issued warrants to entitle the holders to purchase up to 1,840,000 shares of common stock at an exercise price of $0.07 per share at any time from December 1, 2015 to July 1, 2018. The Company has valued the warrants at $0.0058 per issued share and recorded a total discount of $10,672 to be amortized over the 18-month extension period.

On March 31, 2016, the holders of $50,000 Series B Notes have agreed to extend the maturity date of the debt outstanding to September 1, 2017 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 50,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2018. The Company has valued the warrants at $0.00278 per issued share and recorded a total discount of $139 to be amortized over the 18-month extension period.

On March 31, 2016, the holder of $25,000 Series B Notes has agreed to extend the maturity date of the debt outstanding to September 1, 2019 from its original maturity date of March 31, 2016. As part of the extension the Company issued warrants to entitle the holders to purchase up to 25,000 shares of common stock at an exercise price of $0.07 per share at any time from March 31, 2016 to September 30, 2019. The Company has valued the warrants at $0.00583 per issued share and recorded a total discount of $146 to be amortized over the 30-month extension period.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of March 31, 2018, principal balance of the note was $97,082.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $183,000.  Amortization of the discount for the three months ended March 31, 2018 and 2017 was $105,006 and $3,435, respectively.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the warrants are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants were valued at $0.0058 per issued share and recorded a total discount of $10,672 to be amortized over 18 months’ extension period. Amortization of the discount for the three months ended March 31, 2018 and 2017 was $0 and $1,773, respectively.

A detailed summary of the convertible notes is as follows:

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	March 31, 2018 Face Value Balance	December 31, 2017 Face Value Balance
3-Dec-12	1-Jul-17	12.0%	$0.10	$250	$25,000	$25,000
27-Mar 13	1-Jul-17	12.0	0.10	750	45,000	75,000
3-Dec-12	1-Jul-17	12.0	0.10	250	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	260	26,000	26,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.0	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.0	0.01	-	237	237
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.0	0.10	250	25,000	25,000
22-May-14	31-May-17	12.0	0.15	500	50,000	50,000
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.0	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.0	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.0	0.15	500	50,000	50,000
17-Feb-15	17-Feb-18	12.0	0.15	200	20,000	20,000
8-Feb-18	28-Feb-19	12.0	0.1	800	80,000	-
26-Mar-14	28-Feb-18	12.0	0.15	5,971	97,082	125,082
7-Jul-17	5-Jan-19	12.0	Variable	-	103,000	153,000
Total Face Value					$2,381,319	$2,409,319
Unamortized Discount					(91,194)	(188)
Total					$2,290,125	$2,409,131

Following are maturities of the long –term debt as of March 31, 2018:

Principal Payments
2017	$2,056,237
2018	117,082
2019	208,000
Total	$2,381,319

Note 8. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a monthly minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the three months ended March 31, 2018 and 2017, the Company has recorded discount amortization expense of $106,374 and $106,345, respectively. The balance as shown on the consolidated balance sheet as of March 31, 2018 was long term portion of $1,071,393, net of $4,345,841 in unamortized discount and a current portion of $1,467,724. The balance as shown on the consolidated balance sheet as of December 31, 2017 shows a long term portion of $1,108,015, net of $4,452,157 in unamortized discount and a current portion of $1,324,768. As of March 31, 2018, the Company paid a total of $689,723 in royalty payments, additionally the Company has accrued $895,899 in unpaid royalty fees from August 2016 to March 2018.

Note 9. Related Party Transactions

During January 2018, the Company entered into a renewed agreement with a company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $13,000 per month. The previous agreement with the consultant paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019.The options have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and a risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683. Fees incurred to the related party consultant for the three months ended March 31, 2018 and 2017 were $39,000 and $30,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

Note 10. Common Stock Transactions

On February 22, 2018, 1,300,000 shares were issued for the conversion of convertible promissory notes at a value of $13,000.

On February 12, 2018, 1,006,711 shares were issued for the conversion of convertible promissory notes at a value of $15,000.

On February 7, 2018, 1,700,000 shares were issued for the conversion of convertible promissory notes at a value of $17,000.

On January 17, 2018, 865,801 shares were issued for the conversion of convertible promissory notes at a value of $20,000.

On January 10, 2018, 627,615 shares were issued for the conversion of convertible promissory notes at a value of $15,000.

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

Note. 12. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $604,212, and $390,259 for the three months ended March 31, 2018 and 2017, as well as a working capital deficit of $7,538,555 at March 31, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2018, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the three months ended March 31, 2018, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements in Item 8 of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

Florida Operations (PIV, PIN, PIC)

MIC owns three diagnostic centers in the State of Florida, operating under the names of Partners Imaging Center of Venice, LLC, Partners Imaging Center of Charlotte, LLC, and Partners Imaging Center of Naples, LLC.  These centers have been operating under the Partners name for more than seven years and have been in their respective locations from 9 to 16 years. The centers rely on referring physicians and marketing efforts to drive business.  The centers offer a 1.5T MRI and 16 slice CT in Naples, a 1.5T MRI in Charlotte, and 3T MRI, 16 slice CT, ultrasound and X-ray at the Venice location. Reports are provided to the patients’ physician within 24 hours and as quick as 60 minutes for emergency exams.

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

Employees

MIC currently has one full time executive (Chief Executive Officer & Chief Financial Officer) and approximately 40 employees who include accounting staff, administrators, as well as technical employees and imaging center location managers. In addition, the Company employs as many as 40 sub-contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

Operations

CTS

CTS had a solid first quarter as hospitals continue to utilize CTS for overnight and weekend coverage.  One CTS client hospital lost the use of its CT machine due to a power issue for 6 weeks during the quarter which slightly impacted Company revenues.  A second client hospital shut down its CT machine for 10 days as it underwent a maintenance and software replacement.  Both occurrences were one time with no further downtime expected.

SMI

The first quarter of 2018 showed strong year of year patient volume increases. Scan volume for all modalities offered, MR, CT and Xray was up in the quarter compared to 2017. Revenue was slightly impacted in the quarter due to a delay in Medicare payments for the part of February and March as we were updating credentialing information. We continue to see Medicare patients without any delays and reimbursements for those patients were received in the second quarter.

PIV, PIN, PIC, (Florida)

During the first quarter of 2018 we had a consistent high season for scan volume. Marketing efforts continued, and some new referrers came online. However, competition from new magnets in the area coupled with high costs equipment repairs continued to add downward pressure on the Company’s centers.

Overall Operating Results:

For the three months ended March 31, 2018, revenues from teleradiology services was $775,982 compared to $564,100 for the three months ended March 31, 2017, an increase of 38% or $211,882. The increase in revenue from teleradiology services is related to the Company obtaining additional client hospitals since the first quarter of last year.

For the three months ended March 31, 2018, revenues from medical scans services was $1,235,526 compared to $1,240,052 for the year three months March 31, 2017, a decrease of $4,526 or 0.36%.

For the three months ended March 31, 2018, cost of sales incurred relating to teleradiology services was $629,344 as compared to $462,870 for the three months March 31, 2017, an increase of 36% or $166,474. As a result of the increase in revenues, we incurred more cost of sales. As a percentage of revenues, our costs of sales incurred relating to radiology services was 81%.

For the three months ended March 31, 2018 cost of sales from medical scans services was $592,261, compared to $517,827 for the three months March 31, 2017. The increase is due to increase in directly related labor costs and direct supply costs.

Operating expenses for the three months ended March 31, 2018 and 2017 totalled $1,015,413 and $940,905, respectively, an increase of approximately 8%, owing to the following:

During the three months ended March 31, 2018 we incurred as compared to three months ended March 31, 2017; $$308,841 to $312,298 for labor; $190,412 to $147,321 in general and administrative costs; $116,173 to $147,547 in depreciation expense; $150,477 to $63,103 in legal and professional fees; $31,614 to $68,958 in bad debt expense; $3,117 to $3,883 in management fees; $29,634 to $18,354 in advertising and promotion.

During the three months ended March 31, 2018, we incurred $141,495 for rent, and $28,498 for insurance, as compared to $143,274 in rent and $23,070 in insurance for the three months ended March 31, 2017.

For the three months ended March 31, 2018, net loss was $657,186 as compared to a net loss of $393,145 for the three months ended March 31, 2017, the increase in net loss is primarily due to $220,662 in Amortization of debt discount.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes.

The Company’s operations have produced $2,011,508 of revenues for the three months ended March 31, 2018, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of March 31, 2018, our assets totaled $4,044,471 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of March 31, 2018, our total liabilities consisted of accounts payable and accrued liabilities of $3,582,866, capital lease obligations of $210,347, promissory notes of $1,022,871(net of discount), Royalty financing of $2,539,117 (net of discount), and non-related party convertible notes of $2,290,125 (net of discount). As of March 31, 2018, we had an accumulated deficit of $8,791,202 and a working capital deficit of $7,538,555.

Promissory Notes:

As of March 31, 2018, the Company had promissory notes due to non–related parties for a total amount of $1,022,871.

On July 28, 2017, the Company’s CTS subsidiary received $291,500 in Canadian funds from the sale of a promissory note to Think Capital. The note calls for daily payment each business day for 248 payments of $1,419 in Canadian funds. On December 6, 2017 the Company’s CTS subsidiary received an additional $93,674 in Canadian funds from a top up transaction for the note which resulted in a payment extension. On March 14, 2018, the Company renegotiated with Think Capital to extend the maturity date of the note and reduce the daily payments to $1,145 each business day.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. On February 28, 2018, the Company renegotiated this note into a note that is convertible at $0.10 per share with a maturity date of February28, 2019 and a new balance of $80,000. The Balance of the note at March 31, 2018 is $66,987, net of $13,013 in unamortized discount.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at March 31, 2018 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23,2017 but may be converted into a future financing of notes sold by the Company.

Convertible Notes:

As of March 31, 2018, the Company had convertible notes due to non–related parties for a total amount of $2,290,125.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 6 to the consolidated financial statements. As of March 31, 2018, principal balance of the note was $97,082.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer & Chief Financial Officer

Date:	July 23, 2018