Form 10-Q
period 2018-06-30
MEDICAL IMAGING CORP.
filed 2018-10-31
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 44,136,209 shares of common stock outstanding as of October 11, 2018.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	30-Jun, 2018	31-Dec, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$12,409	$35,868
Accounts Receivable, net of Allowance for Doubtful Accounts of $295,275, and 266,254, respectively	599,838	669,814
Prepaid Expenses	3,474	9,835
Current assets of discontinued operations	250,055	317,418
Total Current Assets	865,776	1,032,935

Property and Equipment, net of Accumulated Depreciation of $1,184,154 and $1,119,308 respectively	908,798	955,874
Goodwill	1,422,670	1,422,670
Deposits	16,584	17,003
Noncurrent assets of discontinued operations	8,102	763,145
TOTAL ASSETS	$3,221,930	$4,191,627

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$59,926	$-
Accounts Payable	1,744,462	1,705,225
Accrued Liabilities	1,194,086	918,741
Advance due to related party	54,752	-
Current Portion of Capital Lease Obligations	62,954	76,109
Current Portion of Promissory Notes net of $31,377 and $74,800 respectively	139,418	255,523
Current Portion of Promissory Notes, Overdue	636,000	782,000
Current Portion of Royalty Financing net of $425,337 and $425,337 respectively	1,610,681	1,324,768
Current Portion of Convertible Notes net of $62,187 and $0 respectively	166,050	145,131
Current Portion of Convertible Notes, Overdue	2,101,082	2,086,000
Derivative Liability	116,803	-
Current liabilities of discontinued operations	859,894	733,839
Total Current Liabilities	8,746,108	8,027,336
Capital Lease Obligations, less current portion	18,323	44,994
Promissory Notes, less current portion, net of unamortized discounts of $65,000, and $65,000, respectively	100,000	100,000
Royalty Financing, less current portion, net of unamortized discounts of $4,239,507, and $4,452,157, respectively	1,034,771	1,108,015
Convertible Notes, less current portion, net of unamortized discounts of $0, and $188, respectively	25,000	178,000
Noncurrent liabilities of discontinued operations	26,028	58,741
Total Liabilities	9,950,230	9,517,086
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 38,996,608 and 33,296,481 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	38,997	33,297
Additional Paid-In Capital	2,762,348	2,591,206
Accumulated Other Comprehensive Income	217,505	184,054
Accumulated Deficit	(9,747,150)	(8,134,016)
Total Stockholders' Deficit	(6,728,300)	(5,325,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,221,930	$4,191,627

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2018	2017	2018	2017
Revenue:
Sales	$1,383,371	$1,252,029	$2,738,116	$2,384,301
Cost of sales	861,652	762,500	1,772,524	1,455,961
Gross Margin	521,719	489,529	965,592	928,340

Operating Expenses:
Labor	169,012	172,352	347,676	364,877
General and Administrative	53,509	71,210	108,192	131,046
Rent Office Space and Servers	64,249	57,348	123,728	117,298
Depreciation	33,844	65,565	69,447	131,541
Legal and professional	7,279	40,789	157,487	103,892
Advertising	2,077	14,940	6,636	23,877
Bad Debt Expense	15,000	11,702	29,021	80,257
Insurance	10,887	10,404	20,865	20,872
Travel	7,816	12,466	18,737	21,058
Management fees	6,287	4,579	9,404	8,462
Total Operating Expenses	369,960	461,355	891,193	1,003,180
Income (Loss) from Operations	151,759	28,174	74,399	(74,840)

Other Income and (Expenses):
Amortization of Debt Discount	(154,972)	(172,850)	(372,413)	(313,010)
Interest & Penalties Expense	(128,643)	(134,742)	(313,678)	(278,380)
Derivative Liability Gains (Losses)	-	-	(25,645)	-
Foreign Currency Gains (Losses)	(2,622)	(65,605)	(3,030)	(62,702)
Provision for income taxes	86	-	-	-
Other Income	(36)	22,283	1,242	23,230
Total Other Income (Expenses)	(286,187)	(350,914)	(713,524)	(630,862)

Loss from continuing operations	(134,428)	(322,740)	(639,125)	(705,702)
Loss from discontinued operations, net	(821,520)	(198,216)	(974,009)	(208,399)
Total Other Comprehensive Income (Loss)	(19,523)	51,926	33,451	54,812
Foreign Currency Translation gain (loss)	(19,523)	51,926	33,451	54,812
Total Comprehensive Loss	$(975,471)	$(469,030)	$(1,579,683)	$(859,289)

Basic and Diluted Loss per Share from Continuing Operations	$(0.002)	$(0.012)	$(0.018)	$(0.027)
Basic and Diluted Loss per Share from Discontinued Operations	$(0.021)	$(0.007)	$(0.027)	$(0.008)
Basic and Diluted Loss per Share from Consolidated Operations	$(0.024)	$(0.017)	$(0.044)	$(0.033)

Weighted Average Shares Outstanding: Basic and Diluted	38,996,608	27,024,283	36,162,289	25,755,323

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30	June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(639,125)	$(705,702)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Loss from discontinued operations, net	(974,009)	(208,399)
Depreciation	69,447	131,541
Bad Debt Expense	29,021	80,257
Amortization of Debt Discount	372,413	313,010
Stock-based compensation	-	39,100
Foreign currency transaction (Gain) Loss	941	2,463
Derivative Liability	208,731	-
Derivative Liability (Gain) Loss	(30,086)	-
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	40,955	(72,826)
Prepaid Expenses	6,361	6,001
Accounts Payable and Accrued Liabilities	314,582	294,322
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	(600,769)	(120,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	(22,893)	(12,209)
NET CASH FROM INVESTING ACTIVITIES	(22,893)	(12,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	54,752
Bank Overdraft	59,926
Proceeds from Promissory Notes	-	100,000
Proceeds from Convertible Debt	-	-
Principal Payments on Promissory Notes	(318,848)	(237,261)
Principal Payments on Convertible Notes	(105,000)	(35,000)
Principal Payments on Capital Lease Obligations	(39,826)	(37,779)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(348,996)	(210,040)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	332,033	275,172
Net cash provided by operating activities of discontinued operations	648,421	(27,619)
Net cash used in financing activities of discontinued operations	54,706	(23,077)
NET CASH USED IN DISCONTINUED OPERATIONS	915,748	224,476

Gain (Loss) due to foreign currency translation	33,451	54,812

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,459)	(63,194)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,868	85,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,409	$22,261

Cash paid during the period for:
Interest	$58,714	$151,008
Income Taxes	$-	$-
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$80,000	$91,237
Derivative	$-	$-
Acquisition Liability Assigned to Loan Payable	$-	$-
Acquisition Liability Assigned to Promissory Note	$-	$-
Equipment purchased under Capital Lease	$-	$-
Accrued Interest converted to Note	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

Note 1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Medical Imaging Corp., (“MIC” or the “Company”), a Nevada Corporation was incorporated in 2000. In 2005, the Company developed a business plan for private healthcare opportunities in Canada with the objective of owning and operating private diagnostic imaging clinics. In 2009, the Company purchased Canadian Teleradiology Services Inc., which operates as: Custom Teleradiology Services (“CTS”). CTS provides remote reading of medical diagnostic imaging scans for rural hospitals and clinics in Canada. In early 2010, the Company modified its business plan to grow its CTS subsidiary while commencing the acquisition of existing full service imaging clinics located in the United States and exploring the development of new diagnostic imaging technology. In 2012, the Company purchased Schuylkill Open MRI Inc., which operates as: Schuylkill Medical Imaging (“SMI”), an independent diagnostic imaging facility located in Pottsville, Pennsylvania. In 2014, the Company purchased Partners Imaging Center of Venice, LLC (“PIV”) located in Venice, Florida; Partners Imaging Center of Naples, LLC (“PIN”) located in Naples, Florida; and Partners Imaging Center of Charlotte, LLC (“PIC”) located in Port Charlotte, Florida. On April 30, 2018 the Company closed PIV, PIN and PIC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2018, and December 31, 2017, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts from direct billings was $295,275 and $266,254, respectively.

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

The Company recognized a goodwill impairment charge of $555,000 with regards to the closure of its three Florida centers in April of 2018. No goodwill impairment was recognized during 2017.

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three and six months ended June 30, 2018, CTS held six contracts; four contracts that are renewable on a year-to-year basis and one contract that automatically renewed in 2017 for a successive one year term, and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

There was no stock-based compensation expense to non-employees for the three months ended June 30, 2018, and 2017.

There was no stock-based compensation expense to employees for the three months ended June 30, 2018 and June 30, 2017.

There was no stock-based compensation expense to non-employees for the six months ended June 30, 2018, and 2017.

There was no stock-based compensation expense to employees for the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company recognized stock-based compensation expenses of $8,500 from stock options and $30,600 from stock granted to employees. The options were valued using the BOPM and included in the labor operating expenses in the consolidated statements of operations.

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

The Company recognized a foreign currency gain (loss) on transactions from operations of $(2,622) for the three months ended June 30, 2018 and $(65,605) for the three months ended June 30, 2017.

The Company recognized other comprehensive income (loss) of $(19,523) for the three months ended June 30, 2018 and $51,926 for the three months ended June 30, 2017.

The Company recognized a foreign currency gain (loss) on transactions from operations of $(3,030) for the six months ended June 30, 2018 and $(62,702) for the six months ended June 30, 2017.

The Company recognized other comprehensive income (loss) of $33,451 for the six months ended June 30, 2018 and $54,812 for the six months ended June 30, 2017.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Note 3. Discontinued Operations

On April 30, 2018, the Company ceased operations of its three Florida locations; PIV, PIC and PIN. These closures met the criteria to be reported as discontinued operations, as these changes had a major effect on the Company’s operations and financial results.

Therefore, the results of discontinued operations for the three and six months ended June 30, 2018 and 2017 include the historical results of the centres prior to their closure on April 30, 2018.

Assets and liabilities of discontinued operations are summarized below:

	30-Jun,	31-Dec,
	2018	2017

Assets of Discontinued Operations
Cash and Cash Equivalents	$1,023	$(912)
Accounts Receivable, net of Allowance for Doubtful accounts of $348,025, and $330,612, respectively	234,829	275,578
Prepaid Expenses	14,204	42,752
Total Current Assets	$250,056	$317,418

Property and Equipment, net of Accumulated Depreciation of $nil and $866,100, respectively	-	755,043
Deposits	8,102	8,102
TOTAL ASSETS	$258,158	$1,080,563

Liabilities of Discontinued Operations
Bank Overdraft	$17,932	$-
Accounts Payable	751,091	603,051
Accrued Expenses	12,216	31,396
Current Portion of Capital Lease Obligations	66,655	67,392
Current Portion of Promissory Notes	12,000	32,000
Total Current Liabilities	$859,894	$733,839

Capital Lease Obligations, less current portion	26,028	58,741
TOTAL LIABILITIES	$885,922	$792,580

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue:
Sales	$200,267	$539,118	$857,030	$1,210,998
Cost of sales	161,844	271,119	472,577	558,355
Gross Margin	38,423	267,999	384,453	652,643

Operating Expenses	181,120	464,537	675,300	863,617
Income (Loss) from Operations	(142,697)	(196,538)	(290,847)	(210,974)
Total Other Income (Expenses)	(678,826)	(1,678)	(683,165)	2,575
Loss from discontinued operations	(821,523)	(198,216)	(974,012)	(208,399)

Note 4. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At June 30, 2018 and December 31, 2017, the major class of property and equipment were as follows:

	June 30,	December 31,
	2018	2017	Estimated useful lives
Computer/Office Equipment	$116,678	$111,844	3-7 years
Medical Equipment	818,001	818,001	3-7 years
Leasehold Improvements	857,676	843,781	5-39 years
Computer/Office Equipment under capital lease	185,153	186,113	3-5 years
Medical Equipment under capital lease	115,444	115,444	5 years
Less: Accumulated Depreciation	(1,184,153)	(1,119,308)
Net Book Value	$908,798	$955,874

Depreciation expense was $33,844 and $65,565 for the three months ended June 30, 2018 and 2017, respectively.

Depreciation expense was $69,447 and $131,541 for the six months ended June 30, 2018 and 2017, respectively.

For the six months ending June 30, 2018 the Company has made purchases of $13,896 in equipment, $0 in leasehold improvements, and $11,846 in computer/office equipment.

Note 5.  Operating Lease Commitments

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

SMI has a lease for use of x-ray equipment and space in Pottsville, Pennsylvania. The lease term is month to month. Monthly lease payments are $1,750.

PIV has a lease for office space in Venice, Florida. The lease will expire September 30, 2021. Monthly rental amounts are $13,170 per month.

PIN has a lease for office space in Naples, Florida. The lease will expire January 1, 2020. Monthly rental amounts are $9,543 per month.

Expected lease commitments as of June 30, 2018:

Year	Total
2018	$205,326
2019	410,652
2020	296,136
2021	197,286
2022	-
Thereafter	-
$1,109,400

Note 6. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR	30-Jun-18	December 31, 2017 Balance
SMI X-Ray Machine	$1,495	15-Aug-19	6.32%	$20,131	$28,315
SMI PACS/RIS System	3,115	1-Nov-19	5.69	50,761	67,725
SMI Copier	135	1-Aug-18	27.63	261	976
SMI Ascentrium	2,450	18-Nov-18	21.48	10,124	22,924
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	56,770	73,925
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.9	3,260	5,568
CTS Computer	-	2-Feb-18	2.25	(0)	1,163
PIN CT Lease	2,332	1-Aug-19	0%	32,648	46,640
Total	$13,044			$173,955	$247,236

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of June 30, 2018, are as follow:

Minimum Lease Payments	Total
2018	$73,641
2019	102,858
2020	3,094

Total minimum lease payments	179,593
Less amount representing interest	5,638

Present value of minimum lease payments	173,955
Less current portion of minimum lease payments	129,611

Long-term capital lease obligations	$44,344

Note 7. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date	APR	Payment Amount	Payments Frequency	June 30, 2018 Face Value Balance	December 31, 2017 Face Value Balance

16-Feb-16	23-Feb-17	12.00%	1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17	25.00%	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17	12.00%	-	Monthly	-	70,000
1-Jul-16	1-Aug-17	20.00%	20,000	Monthly	36,000	160,000
18-May-17	1-Jul-19	20.00%	15,000	Monthly*	165,000	165,000
8-Sep-17	30-Mar-18	19.00%	3,667	Weekly	-	44,741
11-Jan-18	27-Jul-18	18.00%	3,788	Weekly	18,181	-
28-Jul-17	26-Jul-18	39.00%	1,419	Daily	-	237,584
20-Mar-18	19-Mar-19	39.00%	1,145	Daily	153,064	-
7-Aug-17	16-Oct-18	33.00%	213	Daily	15,960	42,560
Total Face Value					988,204	1,319,885
Unamortized Discount					(100,787)	(150,360)
Total					$887,417	$1,169,525

*Scheduled monthly payments of $15,000 for promissory note issued on May 18, 2017 will begin September 1, 2018.

Following are maturities of the long –term debt as of June 30, 2018:

Principal Payments
2018	$823,204
2019	165,000
$988,204

Note 8. Convertible Notes

On February 28, 2018, the Company renegotiated a promissory note previously issued on March 22, 2016 into a note that is convertible at $0.10 per share with a maturity date of February28, 2019 and a new balance of $80,000. The Balance of the note at June 30, 2018 is $70,532, net of $9,468 in unamortized discount. The note was originally $70,000 and sold on March 22, 2016 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 200,000 shares of common stock of the Company.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of June 30, 2018, principal balance of the note was $70,082.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $183,000.  Amortization of the discount for the six months ended June 30, 2018 and 2017 was $130,372 and $4,587, respectively.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the warrants are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants were valued at $0.0058 per issued share and recorded a total discount of $10,672 to be amortized over 18 months’ extension period. Amortization of the discount for the three months ended June 30, 2018 and 2017 was $0 and $3,545, respectively.

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	June 30, 2018 Face Value Balance	December 31, 2017 Face Value Balance
3-Dec-12	1-Jul-17	12.0%	$0.10	$250	$25,000	$25,000
25-Jan-18	1-Aug-18	12.0	0.01	750	45,000	75,000
3-Dec-12	1-Jul-17	12.0	0.10	250	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	260	26,000	26,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.0	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.0	0.01	-	237	237
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.0	0.10	250	25,000	25,000
22-May-14	31-May-17	12.0	0.15	500	50,000	50,000
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.0	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.0	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.0	0.15	500	50,000	50,000
17-Feb-15	17-Feb-18	12.0	0.15	200	20,000	20,000
1-Mar-18	28-Feb-19	12.0	0.1	800	80,000	-
26-Mar-14	28-Feb-18	12.0	0.15	5,701	70,082	125,082
7-Jul-17	5-Jan-19	12.0	Variable	-	103,000	153,000
Total Face Value					$2,354,319	$2,409,319
Unamortized Discount					(62,187)	(188)
Total					$2,292,132	$2,409,131

Following are maturities of the long –term debt as of June 30, 2017:

Principal Payments
Overdue	$2,056,237
2018	90,082
2019	208,000
Total	$2,354,319

Note 9. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the six months ended June 30, 2018 and 2017, the Company has recorded discount amortization expense of $212,669 and $212,691, respectively. The balance as shown on the consolidated balance sheet as of June 30, 2018, was $2,645,452, net of $4,664,825 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2017, was $2,432,783, net of $4,877,494 in unamortized discount. As of June 30, 2018, the Company paid a total of $689,723 in royalty payments. Additionally, the Company has accrued $1,038,855 in unpaid royalty fees from August 2016 to June 2018.

Note 10. Related Party Transactions

In 2018 the Company entered into into an agreement with a company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $13,000 per month. Previously in January 2015, the Company entered into an agreement with the same company for performance of the consulting services are $10,000 per month. In addition to the monthly fees, in 2015, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019.The options have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683. Fees incurred to the related party consultant for the six months ended June 30, 2018 and 2017 were $78,000 and $60,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

During the six months ended June 30, 2018 our CEO loaned the company $54,752 which is due on demand and pays interest at a rate of 12%.

Note 11. Common Stock Transactions

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

Note 12. Income Tax

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

Note. 13. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $975,471, and $1,579,683 for the three and six months ended June 30, 2018, respectively, as well as a working capital deficit of $7,880,332 at June 30, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2018, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 14. Subsequent events

On October 1, 2018, Medical Imaging Corp. (the “Company”) sold its interest in its operating subsidiary Schuylkill Open MRI, Inc. (“SMI”) for $2,250,000. After all of the debts of SMI were paid, including Company IRS liens, the secured debt owed to Flow Capital, CTS subsidiary secured debts, and transaction closing costs, the net amount of proceeds to the Company was approximately $400,000.

In conjunction with the sale of SMI, the Company paid its secured debt obligation to Flow Capital of nearly $625,000. Additionally, the Company restructured its royalty agreement with Flow Capital such that the new royalty has been reduced with a minimum monthly payment of $6,000. As part of the new agreement with Flow Capital, 4,000,000 shares of Company common stock were issued to Flow Capital and the royalty has been granted a first security position on all Company assets.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the six months ended June 30, 2018, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Florida Operations (PIV, PIN, PIC)

On April 30th, 2018, the Company closed its operations in Florida.

MIC owned three diagnostic centers in the State of Florida, operating under the names of Partners Imaging Center of Venice, LLC, Partners Imaging Center of Charlotte, LLC, and Partners Imaging Center of Naples, LLC.  These centers have been operating under the Partners name for more than seven years and have been in their respective locations from 9 to 16 years. The centers rely on referring physicians and marketing efforts to drive business.  The centers offer a 1.5T MRI and 16 slice CT in Naples, a 1.5T MRI in Charlotte, and 3T MRI, 16 slice CT, ultrasound and X-ray at the Venice location. Reports are provided to the patients’ physician within 24 hours and as quick as 60 minute for emergency exams.

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

PIV, PIN, PIC, (Florida)

The Company closed its Florida operations on April 30th, 2018.

Overall Operating Results:

For the three months ended June 30, 2018, revenues were $1,383,371 compared to $1,252,029 for the three months ended June 30, 2017, an increase of 10.5% or $131,342. The increase in revenues is primarily from teleradiology services and owing to an increase in readings from existing hospital clients.

For the three months ended June 30, 2018 cost of sales was $861,652, compared to $762,500 for the three months June 30, 2017; an increase of $99,152 or 13%. The increase was due to an increase in additional costs directly related to revenue billing activities.

Operating expenses for the three months ended June 30, 2018 and 2017 totalled $369,960 and $461,355, respectively, a decrease of $91,395 or 20%, owing to the following:

During the three months ended June 30, 2018, we incurred $169,012 in labor expenses as compared to $172,352 for the three months ended June 30, 2017.

During the three months ended June 30, 2018, we incurred $53,509 in general and administrative costs as compared to $71,210 for the three months ended June 30, 2017.  The decrease in general and administrative costs is owing to reduced staff at our head office.

During the three months ended June 30, 2018, we incurred $33,844 in depreciation expense, as compared to $65,565 for the three months ended June 30, 2017. The decrease in depreciation expense is due to equipment being fully depreciated and some equipment disposals.

During the three months ended June 30, 2018, we incurred $7,279 in legal and professional fees compared to $40,789 in the three months ended June 30, 2017.

During the three months ended June 30, 2018 we incurred $15,000 in bad debt expense compared to $11,702 for the three months ended June 30, 2017.

During the three months ended June 30, 2018, we incurred $6,287 in management fees as compared to $4,579 for the three months ended June 30, 2017.

During the three months ended June 30, 2018, we incurred $2,077 in advertising and promotion, as compared to $14,940 for the three months ended June 30, 2017. The decrease was due to the closure of our Florida operations.

During the three months ended June 30, 2018, we incurred $64,249 for rent, and $10,887 for insurance, as compared to $57,348 in rent and $10,404 in insurance for the three months ended June 30, 2017.

For the three months ended June 30, 2018, net loss was $975,471 as compared to a net loss of $469,030 for the three months ended June 30, 2017, the increase in net loss is primarily due to loss from discontinued operations in Florida.

For the six months ended June 30, 2018, revenues were $2,738,116 compared to $2,384,301 for the six months ended June 30, 2018, an increase of 15% or $353,815. The increase in revenue is owing to an increase in readings from existing hospital clients from our Teleradiology business.

For the six months ended June 30, 2018 cost of sales was $1,772,524, compared to $1,455,961 for the six months June 30, 2017; an increase of $316,563 or 22%. The slight increase is due to an increase in directly related revenue billing activities.

Operating expenses for the six months ended June 30, 2018 and 2017 totalled $891,193 and $1,003,180, respectively, a decrease of $111,987 or 11%, owing to the following:

During the six months ended June 30, 2018, we incurred $347,676 in labor expenses as compared to $364,877 for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we incurred $108,192 in general and administrative costs as compared to $131,046 for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we incurred $69,447 in depreciation expense, as compared to $131,541 for the six months ended June 30, 2017. The decrease in depreciation expense is due to equipment being fully depreciated and some equipment disposals.

During the six months ended June 30, 2018, we incurred $157,487 in legal and professional fees compared to $103,892 in the six months ended June 30, 2017. This was due to increased primarily to increased consulting costs.

During the six months ended June 30, 2018 we incurred $29,021 in bad debt expense compared to $80,257 for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we incurred $9,404 in management fees as compared to $8,462 for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we incurred $6,636 in advertising and promotion, as compared to $23,877 for the six months ended June 30, 2017. The decrease was due to closure of our Florida operation and less head office required travelling.

During the six months ended June 30, 2018, we incurred $123,728 for rent, and $20,865 for insurance, as compared to $117,298 in rent and $20,872 in insurance for the six months ended June 30, 2017.

For the six months ended June 30, 2018, net loss was $1,579,683 as compared to a net loss of $859,289 for the six months ended June 30, 2017, the increase in net loss is primarily due to the loss from discontinued operations.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes. For the six months ended June 30, 2018 the Company borrowed $54,752 from its CEO but sold no other shares or debt as compared to the six months ended June 30, 2017, it raised $100,000 from the issuance of promissory notes.

The Company’s operations have produced $1,383,371 and $2,738,116 of revenues for the three and six months ended June 30, 2018, respectively, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of June 30, 2018, our assets totaled $3,221,930 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of June 30, 2018, our total liabilities consisted of accounts payable and accrued liabilities of $2,998,474, capital lease obligations of $81,277, promissory notes of $875,418, Royalty financing of $2,645,452 (net of discount), and non-related party convertible notes of $2,292,132. As of June 30, 2018, we had an accumulated deficit of $9,747,150 and a working capital deficit of $7,880,332.

Promissory Notes:

As of June 30, 2018, the Company had promissory notes due to non–related parties for a total amount of $875,418.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. On February 28, 2018, the Company renegotiated this note into a note that is convertible at $0.10 per share with a maturity date of February28, 2019 and a new balance of $80,000. The Balance of the note at June 30, 2018 is $70,532, net of $9,468 in unamortized discount.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at June 30, 2018 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23,2017 but may be converted into a future financing of notes sold by the Company.

Convertible Notes:

As of June 30, 2018, the Company had convertible notes due to non–related parties for a total amount of $2,292,132.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 6 to the consolidated financial statements. As of June 30 2018, principal balance of the note was $70,082.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer & Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2018