Form 10-Q
period 2018-09-30
MEDICAL IMAGING CORP.
filed 2018-12-19
CIK 1370804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

There were 44,136,209 shares of common stock outstanding as of December 6, 2018.

Item 1. Consolidated Financial Statements

Medical Imaging Corp.

Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$18,224	$35,868
Accounts Receivable, net of Allowance for Doubtful Accounts of $310,275, and $266,254, respectively	664,886	669,814
Prepaid Expenses	52,044	9,835
Current assets of discontinued operations	228,600	317,418
Total Current Assets	963,754	1,032,935

Property and Equipment, net of Accumulated Depreciation of $1,224,869 and $1,119,308, respectively	877,042	955,874
Goodwill	1,422,670	1,422,670
Deposits	16,825	17,003
Noncurrent assets of discontinued operations	8,102	763,145
TOTAL ASSETS	$3,288,393	$4,191,627

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$144,163	$-
Accounts Payable	1,782,227	1,705,225
Accrued Liabilities	1,451,162	918,741
Advance due to related party	116,619	-
Current Portion of Capital Lease Obligations	55,048	76,109
Current Portion of Promissory Notes net of $62,493 and $74,800 respectively	178,373	255,523
Current Portion of Promissory Notes, Overdue	600,000	782,000
Current Portion of Royalty Financing net of $425,337 and $425,337 respectively	1,753,637	1,324,768
Current Portion of Convertible Notes net of $32,977 and $nil respectively	167,024	145,131
Current Portion of Convertible Notes, Overdue	2,146,319	2,086,000
Derivative Liability	99,651	-
Current liabilities of discontinued operations	861,722	733,839
Total Current Liabilities	9,355,945	8,027,336
Capital Lease Obligations, less current portion	6,189	44,994
Promissory Notes, less current portion, net of unamortized discounts of $nil, and $65,000, respectively	-	100,000
Royalty Financing, less current portion, net of unamortized discounts of $4,133,153, and $4,452,157, respectively	998,149	1,108,015
Convertible Notes, less current portion, net of unamortized discounts of $nil, and $188, respectively	-	178,000
Noncurrent liabilities of discontinued operations	12,005	58,741
Total Liabilities	10,372,288	9,517,086
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred Stock-$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common Stock-$0.001 par value; 500,000,000 shares authorized, 40,136,209 and 33,296,481 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	40,137	33,297
Additional Paid-In Capital	2,778,241	2,591,206
Accumulated Other Comprehensive Income	175,393	184,054
Accumulated Deficit	(10,077,666)	(8,134,016)
Total Stockholders' Deficit	(7,083,895)	(5,325,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,288,393	$4,191,627

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2018	2017	2018	2017
Revenue:
Sales	$1,385,444	$1,368,771	$4,123,560	$3,753,072
Cost of sales	959,491	889,021	2,732,015	2,344,982
Gross Margin	425,953	479,750	1,391,545	1,408,090

Operating Expenses:
Labor	163,283	204,114	510,959	568,991
Legal and professional	69,071	53,329	226,558	157,221
General and Administrative	53,409	94,507	161,601	225,553
Rent Office Space and Servers	35,071	63,524	158,799	180,822
Depreciation	38,009	65,996	107,456	197,537
Bad Debt Expense	15,000	8,724	44,021	88,981
Insurance	12,436	10,466	33,301	31,338
Travel	4,127	4,836	22,864	25,894
Management fees	3,455	5,389	12,859	13,851
Advertising	545	11,088	7,181	34,965
Total Operating Expenses	394,406	521,973	1,285,599	1,525,153
Income (Loss) from Operations	31,547	(42,223)	105,946	(117,063)

Other Income and (Expenses):
Amortization of Debt Discount	(163,036)	(172,689)	(535,449)	(485,699)
Interest & Penalties Expense	(183,712)	(126,534)	(497,390)	(404,914)
Write off - Fixed assets		-		-
Derivative Liability Gains (Losses)	8,119	-	(17,526)	-
Foreign Currency Gains (Losses)	(37,856)	(11,438)	(40,886)	(74,140)
Provision for income taxes	-	-	-	-
Other Income	(17)	(964)	1,225	22,266
Total Other Income (Expenses)	(376,502)	(311,625)	(1,090,026)	(942,487)

Loss from continuing operations	(344,955)	(353,848)	(984,080)	(1,059,550)
Loss from discontinued operations, net	14,439	(347,958)	(959,570)	(556,357)
Total Comprehensive Income (Loss)
Foreign Currency Translation gain (loss)	(42,112)	(12,495)	(8,661)	42,317
Total Comprehensive Loss	$(372,628)	$(714,301)	$(1,952,311)	$(1,573,590)

Basic and Diluted Loss per Share from Continuing Operations	$(0.009)	$(0.012)	$(0.028)	$(0.039)
Basic and Diluted Loss per Share from Discontinued Operations	$-	$(0.011)	$(0.027)	$(0.021)
Basic and Diluted Loss per Share from Consolidated Operations	$(0.009)	$(0.021)	$(0.055)	$(0.058)

Weighted Average Shares Outstanding: Basic and Diluted	40,136,209	30,532,982	35,601,441	27,048,006

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30	September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(984,080)		$(1,059,550)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Loss from discontinued operations, net	(959,570)		(556,357)
Depreciation	107,456		440,469
Fixed Asset - Write Off			99,432
Bad Debt Expense	44,021		98,831
Amortization of Debt Discount	535,449		487,705
Stock-based compensation	-		62,850
Foreign currency transaction (Gain) Loss	700		1,852
Derivative Liability	208,731
Derivative Liability (Gain) Loss	(38,205)
Changes in operating assets and liabilities:
Accounts Receivable, Net of Allowance for Doubtful Accounts	(39,093)		(187,954)
Prepaid Expenses	(42,209)		10,615
Accounts Payable and Accrued Liabilities	609,423		434,994
NET CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES	(557,377)		(167,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchase	(29,146)		(16,811)
NET CASH FROM INVESTING ACTIVITIES	(29,146)		(16,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	116,619
Bank Overdraft	144,163
Proceeds from Promissory Notes			409,225
Proceeds from Convertible Debt			153,000
Principal Payments on Promissory Notes	(493,384)		(353,501)
Principal Payments on Convertible Notes	(55,000)		(35,000)
Principal Payments on Capital Lease Obligations	(59,866)		(57,357)
NET CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES	(347,468)		116,367

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	345,315		128,582
Net cash provided by operating activities of discontinued operations	648,421		(167,528)
Net cash used in financing activities of discontinued operations	(68,728)		2,877
NET CASH USED IN DISCONTINUED OPERATIONS	925,008		(36,069)

Gain (Loss) due to foreign currency translation	(8,661)		42,317

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,644)		(61,309)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,868		85,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,224		$24,146

Cash paid during the period for:
Interest	$90,052		$91,052
Income Taxes	$-	$
Non-cash financing and investing activities:
Shares Issued for Convertible Note	$88,000		$112,240
Derivative	$-	$
Acquisition Liability Assigned to Loan Payable	$-	$
Acquisition Liability Assigned to Promissory Note	$-	$
Equipment purchased under Capital Lease	$-		$55,968
Accrued Interest converted to Note	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical Imaging Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2018, and December 31, 2017, cash includes cash on hand and cash in the bank.

Accounts Receivable Credit Risk

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.

Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.

As of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts from direct billings was $310,275 and $266,254, respectively.

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

Revenue Recognition

The Company holds contracts with several hospitals and groups of health care facilities to provide Teleradiology services for a specific period of time. The Company bills for services rendered on a monthly basis.  For the three and nine months ended September 30, 2018, CTS held six contracts; four contracts that are renewable on a year-to-year basis and one contract that automatically renewed in 2017 for a successive one year term, and one to be renewed in 2018. In accordance with the requirement of Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred (monthly); (3) the seller’s price is fixed or determinable (per the customer’s contract, and services performed); and (4) collectability is reasonably assured (based upon our credit policy).

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

There was no stock-based compensation expense to non-employees for the three months ended September 30, 2018, and 2017.

There was no stock-based compensation expense to employees for the three months ended September 30, 2018 and June 30, 2017.

There was no stock-based compensation expense to non-employees for the nine months ended September 30, 2018, and 2017.

There was no stock-based compensation expense to employees for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company recognized stock-based compensation expenses of $8,500 from stock options and $30,600 from stock granted to employees. The options were valued using the BOPM and included in the labor operating expenses in the consolidated statements of operations.

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

The Company recognized a foreign currency gain (loss) on transactions from operations of $(37,856) for the three months ended September 30, 2018 and $(11,438) for the three months ended September 30, 2017.

The Company recognized other comprehensive income (loss) of $(42,112) for the three months ended September 30, 2018 and $(12,495) for the three months ended September 30, 2017.

The Company recognized a foreign currency gain (loss) on transactions from operations of $(40,886) for the nine months ended September 30, 2018 and $(74,140) for the nine months ended September 30, 2017.

The Company recognized other comprehensive income (loss) of $(8,661) for the nine months ended September 30, 2018 and $42,317 for the nine months ended September 30, 2017.

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

Note 2. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Note 3. Discontinued Operations

On April 30, 2018, the Company ceased operations of its three Florida locations; PIV, PIC and PIN. These closures met the criteria to be reported as discontinued operations, as these changes had a major effect on the Company’s operations and financial results.

Therefore, the results of discontinued operations for the three and nine months ended September 30, 2018 and 2017 include the historical results of the centers prior to their closure on April 30, 2018.

Assets and liabilities of discontinued operations are summarized below:

	September 30	December 31
	2018	2017

Assets of Discontinued Operations
Cash and Cash Equivalents	$-	$(912)
Accounts Receivable, net of Allowance for Doubtful accounts of $348,025, and $330,612, respectively	212,047	275,578
Prepaid Expenses	14,729	42,752
Total Current Assets	$226,776	$317,418

Property and Equipment, net of Accumulated Depreciation of $nil and $866,100, respectively	-	755,043
Deposits	8,102	8,102
TOTAL ASSETS	$234,878	$1,080,563

Liabilities of Discontinued Operations
Bank Overdraft	$16,603	$-
Accounts Payable	766,058	603,051
Accrued Expenses	12,216	31,396
Current Portion of Capital Lease Obligations	63,502	67,392
Current Portion of Promissory Notes	2,554	32,000
Total Current Liabilities	$860,933	$733,839

Capital Lease Obligations, less current portion	12,006	58,741
TOTAL LIABILITIES	$872,939	$792,580

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2018	2017	2018	2017
Revenue:
Sales	$-	$432,087	$857,030	$1,643,085
Cost of sales	2,714	222,576	475,291	780,931
Gross Margin	(2,714)	209,511	381,739	862,154

Operating Expenses	(21,101)	455,264	654,199	1,318,881
Income (Loss) from Operations	18,387	(245,753)	(272,460)	(456,727)
Total Other Income (Expenses)	(3,945)	(102,205)	(687,110)	(99,630)
Loss from discontinued operations	14,442	(347,958)	(959,570)	(556,357)

Note 4. Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight - line method over the estimated useful life of the assets. At September 30, 2018 and December 31, 2017, the major class of property and equipment were as follows:

	September 30,	December 31,
	2018	2017	Estimated useful lives
Computer/Office Equipment	$125,085	$111,844	3-7 years
Medical Equipment	818,001	818,001	3-7 years
Leasehold Improvements	857,676	843,781	5-39 years
Computer/Office Equipment under capital lease	165,831	186,113	3-5 years
Medical Equipment under capital lease	135,319	115,444	5 years
Less: Accumulated Depreciation	(1,224,869)	(1,119,308)
Net Book Value	$877,042	$955,874

Depreciation expense was $38,009 and $65,996 for the three months ended September 30, 2018 and 2017, respectively.

Depreciation expense was $107,456 and $197,537 for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ending September 30, 2018 the Company has made purchases of $13,895 in equipment, $0 in leasehold improvements, and $15,900 in computer/office equipment.

Note 5.  Operating Lease Commitments

CTS has a lease commitment for its office space in Toronto, Canada of approximately $2,600 minimum rental per month, not including utilities, realty taxes, and operating costs. The lease will expire April 30, 2021.

Expected lease commitments as of September 30, 2018:

Year	Total
2018	$7,800
2019	31,200
2020	31,200
2021	10,400
2022	-
Thereafter	-
$80,600

Note 6. Capital Lease Obligations

A detailed summary of the capital lease obligations is as follows:

Description	Monthly payments	Maturity Date	APR	30-Sep-18	December 31, 2017 Balance
SMI X-Ray Machine	$1,495	15-Aug-19	6.32%	$15,941	$28,315
SMI PACS/RIS System	3,115	1-Nov-19	5.69	42,098	67,725
SMI Copier	135	1-Aug-18	27.63	(0)	976
SMI Ascentrium	2,450	18-Nov-18	21.48	3,195	22,924
PIV,PIN,PIC PACS/RIS	3,094	1-Jan-20	4.22	48,056	73,925
PIV,PIN,PIC Digital Printers	423	24-Feb-19	9.9	2,062	5,568
CTS Computer	-	2-Feb-18	2.25	(0)	1,163
PIN CT Lease	2,332	1-Aug-19	0%	25,652	46,640
Total	$13,044			$137,004	$247,236

*Annual Percentage Rate (“APR”).

Minimum future lease payments under the capital leases as of September 30, 2018, are as follow:

Minimum Lease Payments	Total
2018	$36,277
2019	102,855
2020	3,094

Total minimum lease payments	142,226
Less amount representing interest	5,638

Present value of minimum lease payments	136,588
Less current portion of minimum lease payments	118,620

Long-term capital lease obligations	$17,968

Note 7. Promissory Notes

A detailed summary of the promissory notes is as follows:

Issuance Date	Maturity Date	APR	Payment Amount	Payments Frequency	September 30, 2018 Face Value Balance	December 31, 2017 Face Value Balance

16-Feb-16	23-Feb-17	12.00%	1,000	Monthly	$100,000	$100,000
22-Feb-16	31-Aug-17	25.00%	10,417	Monthly	500,000	500,000
22-Mar-16	22-Mar-17	12.00%	-	Monthly	-	70,000
1-Jul-16	1-Aug-17	20.00%	20,000	Monthly	36,000	160,000
18-May-17	1-Jul-19	20.00%	15,000	Monthly*	100,000	165,000
8-Sep-17	30-Mar-18	19.00%	3,667	Weekly	-	44,741
11-Jan-18	27-Jul-18	18.00%	3,788	Weekly	-	-
28-Jul-17	26-Jul-18	39.00%	1,419	Daily	-	237,584
20-Mar-18	19-Mar-19	39.00%	1,145	Daily	101,984	-
7-Aug-17	16-Oct-18	33.00%	213	Daily	2,554	42,560
Total Face Value					840,538	1,319,885
Unamortized Discount					(62,165)	(150,360)
Total					$778,373	$1,169,525

*Scheduled monthly payments of $15,000 for promissory note issued on May 18, 2017 will begin September 1, 2018.

Note 8. Convertible Notes

On February 28, 2018, the Company renegotiated a promissory note previously issued on March 22, 2016 into a note that is convertible at $0.10 per share with a maturity date of February28, 2019 and a new balance of $80,000. The Balance of the note at September 30, 2018 is $74,077, net of $5,923 in unamortized discount. The note was originally $70,000 and sold on March 22, 2016 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 200,000 shares of common stock of the Company.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 28, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  As of September 30, 2018, principal balance of the note was $70,082.

In accordance with ASC 470, Debt with conversion and other options, on issuance of the shares, the Company recognized additional paid-in capital and a discount against the notes for a total of $183,000.  Amortization of the discount for the nine months ended September 30, 2018 and 2017 was $156,037 and $4,587, respectively.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the warrants are a freestanding instrument based on the following:

•

The debt can be transferred without the transfer of the warrants.

•

The warrants can be transferred without the transfer of the debt.

•

The warrants can be exercised while debt still outstanding.

In accordance with ASC 470, if the warrants are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants were valued at $0.0058 per issued share and recorded a total discount of $10,672 to be amortized over 18 months’ extension period. Amortization of the discount for the nine months ended September 30, 2018 and 2017 was $0 and $3,545, respectively.

Issuance Date	Maturity Date	APR	Conversion Rate	Monthly Payment	September 30, 2018 Face Value Balance	December 31, 2017 Face Value Balance
3-Dec-12	1-Jul-17	12.0%	$0.10	$250	$25,000	$25,000
25-Jan-18	1-Aug-18	12.0	0.01	750	45,000	75,000
3-Dec-12	1-Jul-17	12.0	0.10	250	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	260	26,000	26,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	250	25,000	25,000
3-Dec-12	1-Jul-17	12.0	0.10	15,000	1,500,000	1,500,000
3-Dec-12	1-Jul-17	12.0	0.10	500	50,000	50,000
3-Dec-12	1-Jul-17	12.0	0.10	150	15,000	15,000
3-Dec-12	1-Jul-18	12.0	0.01	-	237	237
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-17	12.0	0.10	250	25,000	25,000
27-Mar-13	30-Sep-19	12.0	0.10	250	25,000	25,000
22-May-14	31-May-17	12.0	0.15	500	50,000	50,000
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
22-May-14	31-May-17	12.0	0.15	225	22,500	22,500
25-Aug-14	31-Jul-17	12.0	0.15	500	50,000	50,000
25-Aug-14	31-Jul-17	12.0	0.15	250	25,000	25,000
31-Oct-14	31-Oct-17	12.0	0.15	500	50,000	50,000
17-Feb-15	17-Feb-18	12.0	0.15	200	20,000	20,000
1-Mar-18	28-Feb-19	12.0	0.1	800	80,000	-
26-Mar-14	28-Feb-18	12.0	0.15	5,701	70,082	125,082
7-Jul-17	5-Jan-19	12.0	Variable	-	95,000	153,000
Total Face Value					$2,346,319	$2,409,319
Unamortized Discount					(32,976)	(188)
Total					$2,313,343	$2,409,131

Following are maturities of the long –term debt as of September 30, 2018:

Principal Payments
Overdue	$2,146,319
2019	200,000
2020	-
Total	$2,346,319

Note 9. Royalty Financing

On October 31, 2014, the Company entered into a royalty purchase agreement with Grenville Strategic Royalty Corp. (“Grenville”) for the amount of $2,000,000. The agreement calls for a monthly payment to Grenville based on a percentage of the total of certain revenue items and subject to a minimum payment amount until $8,000,000 has been paid. The amount financed is recorded net of discount to be amortized during the term. For the nine months ended September 30, 2018 and 2017, the Company has recorded discount amortization expense of $319,003 and $319,025, respectively. The balance as shown on the consolidated balance sheet as of September 30, 2018, was $2,751,786, net of $4,558,509 in unamortized discount. The balance as shown on the consolidated balance sheet as of December 31, 2017, was $2,432,783, net of $4,877,494 in unamortized discount. As of September 30, 2018, the Company paid a total of $689,723 in royalty payments. Additionally, the Company has accrued $1,181,795 in unpaid royalty fees from August 2016 to September 2018.

Note 10. Related Party Transactions

In 2018 the Company entered into into an agreement with a company that is owned and controlled by a major shareholder to provide consulting services. Fees payable for performance of the consulting services are $13,000 per month. Previously in January 2015, the Company entered into an agreement with the same company for performance of the consulting services are $10,000 per month. In addition to the monthly fees, in 2015, the consultant was paid at signing of the agreement, four million two hundred thousand (4,200,000) options to purchase common stock of the client at an exercise price of $0.15 per share with an expiry date of December 31, 2019. The options have a five (5) year term. Inputs used in Binomial Option Pricing model were as follow: stock price at grant date: $0.0517, exercise price $0.15, expected life of the option two and a half (2.5) years, volatility of 70%, and risk free rate of 0.03%. The options were recorded on the grant date at a value of $34,683. Fees incurred to the related party consultant for the nine months ended September 30, 2018 and 2017 were $117,000 and $90,000, respectively, and are included as an expense in Legal and Professional fees in the accompanying statement of operations for the period.

During the nine months ended September 30, 2018 our CEO loaned the company $116,619 which is due on demand and pays interest at a rate of 12%.

Note 11. Common Stock Transactions

On August 2, 2018, 1,139,601 shares were issued for the conversion of convertible notes at a value of $8,000.

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

Note. 13. Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred net comprehensive loss of $372,628, and $1,952,311 for the three and nine months ended September 30, 2018, respectively, as well as a working capital deficit of $8,392,190 at September 30, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management plans to raise additional financing in order to continue its operations and fulfill its debt obligations in 2018, but there can be no assurances that the plan will be successful. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On November 20, 2018 the Company’s subsidiary PIV was found in summary judgment on a lawsuit filed by its landlord for an amount of $953,079.

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10-Q quarterly report of Medical Imaging Corp. (the “Company”) for the nine months ended September 30, 2018, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Employees

MIC currently has one full time executive (Chief Executive Officer) and approximately 20 employees who include accounting staff, administrators, as well as technical employees and imaging center location managers. In addition, the Company employs as many as 40 sub-contractors who are physicians, radiologists, accountants, business development consultants, clerical staff and IT professionals.

Operations

CTS

In the third quarter, focus was put on preparing for the new CTS client hospital, including workflow adjustments, hiring new radiologists and credentialing.  Demand for CTS services with existing clients remained strong with year over year revenue increase as the company continues to meet the needs and requirements of emergency rooms.

SMI

The third quarter continued a strong trend of consistency in patient visits and a slight increase in year over year revenue.  Attention to ensuring community support, building relationships with referring offices and providing the best in patient care continues to be the clinics focus.

PIV, PIN, PIC, (Florida)

The Company closed its Florida operations on April 30th, 2018.

Overall Operating Results:

For the three months ended September 30, 2018, revenues were $1,385,444 compared to $1,368,771 for the three months ended September 30, 2017, an increase of 1.2% or $16,673. The increase in revenues is primarily from teleradiology services and owing to an increase in readings from existing hospital clients.

For the three months ended September 30, 2018 cost of sales was $959,491, compared to $889,021 for the three months September 30, 2017; an increase of $70,470 or 7.9%. The increase was due to an increase in additional costs directly related to revenue billing activities.

Operating expenses for the three months ended September 30, 2018 and 2017 totalled $394,406 and $521,973, respectively, a decrease of $127,567 or 24.4%, owing to the following:

During the three months ended September 30, 2018, we incurred $163,283 in labor expenses as compared to $204,114 for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we incurred $53,409 in general and administrative costs as compared to $94,507 for the three months ended September 30, 2017.  The decrease in general and administrative costs is owing to reduced staff at our head office.

During the three months ended September 30, 2018, we incurred $38,009 in depreciation expense, as compared to $65,996 for the three months ended September 30, 2017. The decrease in depreciation expense is due to equipment being fully depreciated and some equipment disposals.

During the three months ended September 30, 2018, we incurred $69,071 in legal and professional fees compared to $53,329 in the three months ended September 30, 2017.

During the three months ended September 30, 2018 we incurred $15,000 in bad debt expense compared to $8,724 for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we incurred $3,455 in management fees as compared to $5,389 for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we incurred $545 in advertising and promotion, as compared to $11,088 for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we incurred $35,071 for rent, and $12,436 for insurance, as compared to $63,524 in rent and $10,466 in insurance for the three months ended September 30, 2017.

For the three months ended September 30, 2018, net loss was $372,628 as compared to a net loss of $714,301 for the three months ended September 30, 2017, the decrease in net loss is primarily due to the discontinued unprofitable operations in Florida.

For the nine months ended September 30, 2018, revenues were $4,123,560 compared to $3,753,072 for the nine months ended September 30, 2017, an increase of 9.9% or $370,488. The increase in revenue is owing to an increase in readings from existing hospital clients from our Teleradiology business.

For the nine months ended September 30, 2018 cost of sales was $2,732,015, compared to $2,344,982 for the nine months September 30, 2017; an increase of $387,033 or 16.5%. The increase is due to an increase in directly related revenue billing activities.

Operating expenses for the nine months ended September 30, 2018 and 2017 totalled $1,285,599 and $1,525,153, respectively, a decrease of $239,554 or 15.7%, owing to the following:

During the nine months ended September 30, 2018, we incurred $510,959 in labor expenses as compared to $568,991 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we incurred $161,601 in general and administrative costs as compared to $225,553 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we incurred $107,456 in depreciation expense, as compared to $197,537 for the nine months ended September 30, 2017. The decrease in depreciation expense is due to equipment being fully depreciated and some equipment disposals.

During the nine months ended September 30, 2018, we incurred $226,558 in legal and professional fees compared to $157,221 in the nine months ended September 30, 2017. This was due to increased primarily to increased consulting costs.

During the nine months ended September 30, 2018 we incurred $44,021 in bad debt expense compared to $88,981 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we incurred $12,859 in management fees as compared to $13,851 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we incurred $7,181 in advertising and promotion, as compared to $34,965 for the nine months ended September 30, 2017. The decrease was due to closure of our Florida operation and less head office required travelling.

During the nine months ended September 30, 2018, we incurred $158,799 for rent, and $33,301 for insurance, as compared to $180,822 in rent and $31,338 in insurance for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, net loss was $1,952,311 as compared to a net loss of $1,573,590 for the nine months ended September 30, 2017, the increase in net loss is primarily due to the loss from discontinued operations.

Liquidity and Capital Resources:

The Company used a combination of capital financing and revenues from operations to fund its acquisitions and working capital. The Company from time to time has sold shares of common stock and warrants and issued convertible notes. For the nine months ended September 30, 2018 the Company borrowed $116,619 from its CEO but sold no other shares or debt as compared to the nine months ended September 30, 2017, when it raised $457,225 from the issuance of promissory and $153,000 from convertible notes.

The Company’s operations have produced $1,385,444 and $4,123,560 of revenues for the three and nine months ended September 30, 2018, respectively, which have been used to fund its operating expenses and to reduce its liabilities.

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

As of September 30, 2018, our assets totaled $3,288,393 which consisted of cash balances, accounts receivable, prepaid expenses, deposits, goodwill and property and equipment. As of September 30, 2018, our total liabilities consisted of accounts payable and accrued liabilities of $3,377,552, capital lease obligations of $61,237, promissory notes of $778,373, Royalty financing of $2,751,786 (net of discount), and non-related party convertible notes of $2,313,343. As of September 30, 2018, we had an accumulated deficit of $10,077,666 and a working capital deficit of $8,392,190.

Promissory Notes:

As of September 30, 2018, the Company had promissory notes due to non–related parties for a total amount of $778,373.

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

On March 22, 2016, the Company sold additional $70,000 in a bridge convertible promissory note to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The Note is due on March 22, 2017 but may be converted into a future financing of notes sold by the Company. On February 28, 2018, the Company renegotiated this note into a note that is convertible at $0.10 per share with a maturity date of February28, 2019 and a new balance of $80,000. The Balance of the note at September 30, 2018 is $74,077, net of $5,923 in unamortized discount.

On March 2, 2016, promissory notes with balance owing of $58,581 as of December 31, 2015, were paid off in full.

On February 25, 2016, the Company sold to Grenville Strategic Royalty Corp. (“Holder”) a convertible note for the principal amount of $500,000. The Note pays interest monthly at an annual rate of 25%. From July 30, 2016 through to August 31, 2017, the Holder may elect to convert the Note into a temporary royalty and receive a monthly payment equal to a specified percentage of the Company’s revenue for the previous month, subject to certain minimum payments, in lieu of interest payments. However, in such case the Company may still buy back the temporary royalty for the original face value of the Note. If the Note is outstanding as of August 31, 2017, then the Note may be converted into a permanent royalty based on the revenues of the Company (the “Royalty”) at the Holder's election, subject to certain minimum payments. The Holder will maintain a security interest in the Company until such time as the Note is retired, the Company raises $1,200,000 in additional capital, or the Note is converted into the Royalty. The balance of the note at September 30, 2018 is $500,000.

On February 23, 2016, the Company sold a bridge convertible promissory note for $100,000 to a private investor. The Note pays interest monthly at an annual rate of 12%. As an inducement to purchase the Note, the investor was also given 100,000 shares of common stock of the Company. The note is due on February 23, 2017 but may be converted into a future financing of notes sold by the Company.

Convertible Notes:

As of September 30, 2018, the Company had convertible notes due to non–related parties for a total amount of $2,313,343.

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

On March 26, 2014, the Company issued a $300,000 convertible note to a non-affiliate.  The note pays interest at a rate of 12% per annum, payable to the holder at 1% per month. In addition to interest payments, the Company is making monthly payments of $5,000 towards the principal balance beginning June 1, 2014 until the note due date of February 27, 2018. The note is convertible into common shares of the Company at $0.15 per share. In addition, the purchaser of the note received 300,000 shares as part of the note agreement.  A detailed schedule of this note is presented in Note 6 to the consolidated financial statements. As of September 30 2018, principal balance of the note was $70,082.

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

MEDICAL IMAGING CORP.

By:	/s/ Mitchell Geisler
Mitchell Geisler
Chief Executive Officer & Chief Financial Officer (Principal Financial Officer)

Date:	December 19, 2018